Form 10QSB
period 2007-06-30
ALLSTAR RESTAURANTS
filed 2007-08-13
CIK 1341808

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:

ALLSTAR  RESTAURANTS
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada                                                                                                       20-2638087
(State or Other Jurisdiction                                                                     (I.R.S. Employer
of Incorporation or                                                                                       Identification
Organization)                                                                                                     Number)

1458 Broad Street, Regina, Sask. S4R 1Y9, Canada
(Address of registrant's principal executive offices)

306-529-2652
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No  [  ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  [  ]       No  [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 9,950,000 outstanding as of August 13, 2007.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

ALLSTAR  RESTAURANTS

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007

	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 51,893	$ 60,701
Accounts receivable - other	14,531	9,215
Inventory - total	12,967	11,961
Prepaids	9,305	10,138

TOTAL CURRENT ASSETS	88,696	92,015

NET FIXED ASSETS	304,990	287,694

OTHER ASSETS
Deposits	6,418	5,920
Debt Offering Costs	2,687	2,478

TOTAL OTHER ASSETS	9,105	8,398

TOTAL ASSETS	$ 402,791	$ 388,107
	===========	============

CURRENT LIABILITIES
Accounts payable and accrued liabilities	38,026	59,696
SBL loan - current portion	22,705	202,660
Shareholder's loan	237,934	20,479

TOTAL CURRENT LIABILITIES	298,665	282,835

LONG TERM LIABILITIES
Long term debt - SBL loan	123,972	119,735

TOTAL LIABILITIES	422,637	402,570

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value,
9,950,000 and 9,950,000 shares issued and outstanding,
respectively (Note 3)	9,950	9,950
Additional paid-in capital	48,054	43,083
Currency Translation	8,148	(96)
Retained Earnings (Deficit)	(85,998)	(67,400)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,846)	(14,463)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$ 402,791	$ 388,107
	===========	============

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2007	2006

SALES	$ 265,329	$ 237,497
COST OF SALES	86,996	76,417

GROSS PROFIT	178,333	161,080

OPERATING EXPENSES
Payroll expenses & benefits	104,550	95,921
Professional fees	12,065	3,718
General administrative expenses	15,409	11,953
Marketing & advertising	5,926	12,062
Depreciation & amortization	20,664	13,178
Rent & utilities	26,887	26,566

TOTAL OPERATING EXPENSES	185,501	163,398

INCOME FROM OPERATIONS	(7,168)	(2,318)

OTHER EXPENSES
Interest expense	11,430	9,637

TOTAL OTHER EXPENSES	11,430	9,637

INCOME (LOSS) BEFORE INCOME TAXES	(18,598)	(11,955)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ (18,598)	$ (11,955)
	===========	===========

Basic income (loss) per share of common stock	$ -	$ -

Weighted average number of common shares outstanding	9,950,000	9,950,000
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2007	$ 9,950,000	$ 9,950	43,083	(96)	(67,400)

Imputed interest on shareholder loan	-	-	4,971	-	-
credited to contributed capital
(unaudited)

Gain on currency translation
(unaudited)	-	-	-	8,244

Net Loss for the three months ended
June 30, 2007 (unaudited)	-	-	-	-	(18,598)

BALANCE, June 30, 2007	9,950,000	$ 9,950	$ 48,054	$ 8,148	$ (85,998)
	==========	========	==========	============	===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (18,598)	$ (11,955)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation & Amortization	20,664	13,178
Contribution of Interest	4,971	2901
Changes in operating assets and liabilities:
Increase in accounts receivable - other	(4,400)	7,899
Increase in Inventory	-	(745)
Decrease (increase) in prepaids	1,633	(3,728)
(Increase) decrease in deposits	-	(3,089)
Increase (decrease) in accounts payable	(19,867)	(2,665)

Net Cash Provided (Used) by Operating Activities	(15,597)	1,796

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,187)	(24,563)

Net Cash Provided (Used) by Investing Activities	(6,187)	(24,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on SBL loan	(5,171)	(4,842)
Payments on Shareholder loan	(6,833)	-
Proceeds from Shareholder loan	24,980	20,277

Net Cash Provided by Financing Activities	12,976	15,435

NET INCREASE (DECREASE) IN CASH	(8,808)	$ (7,332)

CASH POSITION, BEGINNING OF YEAR	60,701	73,295

CASH POSITION, END OF THREE MONTHS PERIOD	51,893	65,963
	===========	===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:

Interest	$ 6,459	$ 6,736
Income Taxes	$ -	$ -

NON CASH FINANCING ACTIVITIES
Interest contributed by stockholder	$ 4,971	$ 2,901
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of March 31, 2007. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

2.       DESCRIPTION OF THE BUSINESS

The company was incorporated December 22, 2004 under the laws of the state of Nevada as Nexstar Properties Inc.  The company name was changed to Allstar Restaurants on March 30, 2005.  Allstar Restaurants was established to pursue opportunities in the full-service segment of the restaurant and food services industry with the objective of developing into a multi-unit restaurant and food services operation.

The company commenced operations with its first restaurant acquisition as of July 1, 2005. On July 1, 2005, a wholly owned subsidiary, Fastserve Foods Inc., incorporated under the laws of the province of Saskatchewan, Canada, in the City of Regina, was acquired. Fastserve Foods Inc. operates an established restaurant and sports lounge called China Doll Restaurant and Lounge, located in the City of Regina, in the province of Saskatchewan, Canada. This subsidiary acts as an operating company for all business activities relating to the company’s restaurant businesses in Canada.

3.       CAPITAL STOCK

On March 30, 2005, the company authorized and issued 100,000 common shares to its founder. This was the company’s initial stock issuance. On July 1, 2005, the Company issued 5,000,000 shares of its common stock for the acquisition of its wholly-owned subsidiary, Fastserve Foods, Inc.

During the year ended March 31, 2006, the Company issued 4,850,000 shares of its common stock for $24,250 in cash. No additional stock was issued during the balance of the twelve months period ended March 31, 2007 or for the three months period ended June 30, 2007.

As of June 30, 2007, the company has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the period ended June 30, 2007, the company had 9,950,000 common shares outstanding.

4.       RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2007, the principal shareholder provided an additional loan to the company. The total outstanding balance of the shareholder loan as at June 30, 2007 is $237,934 and is

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

4.       RELATED PARTY TRANSACTIONS (continued)

shown as a current liability on the balance sheet. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the three months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance for the three months ended June 30, 2007. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $ 4,971 and in the income statement as interest expense for the same amount.

On July 1, 2005, a wholly owned subsidiary, Fastserve Foods Inc., incorporated under the laws of the province of Saskatchewan, Canada, in the City of Regina, was acquired.  Fastserve Foods Inc. operates an established restaurant and sports lounge called China Doll Restaurant and Lounge, located in the City of Regina, in the province of Saskatchewan, Canada.  This subsidiary acts as an operating company for all business activities relating to the company’s restaurant businesses in Canada. The acquisition was executed by exchanging all (100%) of the issued and outstanding common shares (100) of Fastserve Foods Inc., for 5,000,000 common shares issued by Allstar Restaurants.  As stated, the majority shareholder is currently the Chairman of the Board and Chief Executive Officer of Allstar Restaurants. As of the date of this filing, the shareholder holds a total of 5,100,000 common shares of Allstar Restaurants.

5.       FOREIGN CURRENCY TRANSLATIONS

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in other currencies are re-measured into the functional currency as follows:

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)   Non-monetary assets and liabilities, and equity at historical rates, and
iii)   Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

Assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)   Equity at historical rates, and
iii)   Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss.

6.       GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months period ended June 30, 2007, the Company has incurred a net loss of $18,598 and losses from operations in

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

6.       GOING CONCERN (continued)

recent prior periods. The company’s current liabilities exceed its current assets by $209,969. These factors may create uncertainty about the Company's ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock in additional private placement share offerings expected to commence in mid to late 2008; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements. It is anticipated that any future acquisition(s) may not be executed prior to the end of the fiscal year ended 2008; (4) The Company has filed a Form SB-2 Registration statement to the United States Securities and Exchange Commission with the intention of becoming a fully reporting publicly traded corporation. This will provide additional opportunities in the future for the company to raise capital via stock offerings.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  We do not intend to update these forward-looking statements.

Overview

Allstar Restaurants, (referred to herein as the “Company”, “Allstar”, “we”, “us” and “our”) is primarily engaged in the restaurant business located in the city of Regina, in the province of Saskatchewan, Western Canada.

We were incorporated on December 22, 2004 under the laws of the State of Nevada originally under the name Nexstar Properties, Inc. By Director’s resolution, on March 30, 2005, the company’s name was changed to Allstar Restaurants. The company’s United States registered office is located at 3155 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120-3481. Our principal executive offices are located at 1458 Broad Street, Regina, Saskatchewan, S4R 1Y9, Canada. The telephone number for our executive office is 306.529.2652. The fax number is 306.352.1597.

We are a restaurant company with the objective of developing into a multi-unit full-service restaurant and food services business. The company was established to pursue opportunities in the family style full-service casual dining segment of the restaurant industry. Allstar Restaurants, through a wholly owned subsidiary called Fastserve Foods Inc., acquired on July 1, 2005, currently owns and operates an established restaurant and licensed lounge called China Doll Restaurant and Lounge. This restaurant is located in the city of Regina, in the province Saskatchewan, Canada. This subsidiary currently acts as the operating company for all business activities relating to the company’s restaurant business(s) in Western Canada. Currently, the China Doll Restaurant is the only restaurant location operated and wholly-owned by Allstar Restaurants.

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months period ended June 30, 2007, the Company had a net loss of ($18,598) and an accumulated retained earnings deficit as at June 30, 2007 of ($85,998). The Company intends to fund operations over the next twelve to fifteen months through improved cash flow generated from operations as well as equity financing arrangements, both of which may be insufficient to fund its capital expenditures, working capital and other cash requirements over the next nine months to the year ending March 31, 2008. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Three months ended June 30, 2007

Our total sales was $265,329 for the three months ended June 30, 2007 compared to $237,497 in sales for the three months ended June 30, 2006.  This increase is the result of a combination of an improvement in the restaurant dining room through a leasehold improvements upgrade, customer service improvements, menu price increases, and the overall strength of the economy in Western Canada.

Gross profit, herein defined as sales less cost of sales, was $178,333 for the three months ended June 30, 2007, compared to $161,080 gross profit for the three months ended June 30, 2007.

Our operating expenses were $185,501 for the three months ended June 30, 2007 compared to operating expenses of $163,398 for the three months ended June 30, 2006. Operating expense increased primarily as a result of an increase in general and administrative, professional fees and payroll expenses and benefits for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increases in these particular expenses for the period primarily consist of a general per-hour wage increase for most staff and the addition of some kitchen staff as a result of the trend in increases sales realized for the period. Professional fees consist largely of accounting, auditing, and legal fees to prepare the year-end financial statements and for the preparation and filing of the company’s Form SB-2 registration Statement. Depreciation and amortization expense has increased from $13,178 for the three months ended June 30, 2006 to $20,664 for the three months ended June 30, 2007 due to the substantial increased investment in leasehold improvements that took place during the third and fourth quarters of the most recent fiscal period ending March 31, 2007.

We realized a net loss of ($18,598) for the three months ended June 30, 2007 compared to a net loss of ($11,955) for the three months period ended June 30, 2006.

Operations Outlook

The Company's plan of operations and primary objective for the next three to twelve month fiscal period ending March 31, 2008 is to increase its existing restaurant location sales while controlling costs. The company intends to achieve this objective as follows:

  Increase marketing expenditures leading in to the seasonal peak period of September to December. We will focus our marketing efforts on continuing to position our restaurant business based on the highly differentiated quality of our core Chinese food menu items as well as our superior customer service both for the dine-in and takeout segments of our business. We will accomplish this by emphasizing the message of “quality with great service” in our print, radio, on-line, and direct mail campaigns which will begin near the end of the summer season.

  Continue to reinvest in the existing restaurant business to improve and freshen the interior and exterior appearance,

  Continue to focus on improving overall customer satisfaction measures through enhanced management and customer service training processes,

  Introduce limited new menu offerings,

  Focus on expanding our city-wide delivery and takeout service concept by improving efficiency and utilizing creative and aggressive marketing initiatives,

  Streamline cost and accounting controls systems and procedures.

Allstar Restaurants’ objective and plan for the China Doll Restaurant is to increase restaurant sales through increased customer counts in each primary daypart (lunch, dinner and late-night, takeout), selective menu and price promotions and effective marketing of China Doll Restaurant’s competitive attributes of high quality food products, superior taste and value pricing. To maintain gross profit margins, the Company expects to adjust food menu prices by implementing price increases on most or all of the popular menu items by 5 - 9 % for the dine-in segment of the business for the 2007/2008 fiscal year. We believe that this initiative will be effective and sustainable due to the fact that the menu prices for the business have not been adjusted to rise with the strength in the local economy over the past five to six years. We also conducted our own survey of the menu prices of our competitors with similar restaurants in the immediate market area and the result was that we are fully confident that by implementing our plan we will be able to maintain our competitiveness while increasing sales and maintaining gross profit margins.

Over the next three to six months we expect that the number of our employees will increase as our sales grows.  Additional kitchen staff and serving staff will be required as we move in to the busy September to December season. This period traditionally is a seasonal highpoint for the business. We may also extend our operations hours to accommodate a greater customer base which may have an impact on overhead expenses.

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we will raise additional capital to expand our operations. We cannot guarantee that we will be able to raise that capital, in which event our operations may be required to be curtailed.

Liquidity and Capital Resources

Overview – Quarter- ended June 30, 2007

For the three months ended June 30, 2007, cash used by operating activities was ($15,597). Net cash provided by operating activities for the period ending June 30, 2006 was $1,796. This increase was due to payment during the period for invoiced auditing and accounting fees for the preparation and audit of our financial  statements for the year ended March 31, 2007.

Cash used by investing activities during the there months ended June 30, 2007 was ($6,187). Net cash used by investing activities for the same period last year was ($24,563). We experienced a decrease in the investment of leasehold improvements for the three months ended June 30, 2007 versus the three months period ended June 30, 2006 as a result of the completion of most our leaseholds upgrade plan over the previous twelve months.

Net cash provided by financing activities for the six months ended June 30, 2007 was $12,976. Net cash provided by financing activities for the period ending June 30, 2006 was $15,435. Both of these financings were an increase in shareholder loans.

At June 30, 2007 we had $51,893 in cash, compared to $65,963 as at June 30, 2006. We had a negative working capital of $209,969 compared to a negative working capital of $190,820 as at June 30, 2006.

We will continue to have professional fees which include accounting, auditing, legal, and statutory filing fees, and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial reports.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We expect our other administrative expenses to increase in the next quarter as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will continue to be profitable in the future.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, the following related party transactions have taken place:

As noted in Note 4 of the Consolidated Financial Statements of June 30, 2007: During the three months ended June 30, 2007, the principal shareholder provided an additional loan to the company in the amount of $24,980. The total outstanding balance of the shareholder loans as at June 30, 2007 is $237,934 and is shown as a current liability on the balance sheet. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the three months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance for the three months ended June 30, 2007. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $ 4,971 and in the income statement as interest expense for the same amount.

At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resale. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept our common stock as collateral for a loan.

Item 3.     Controls and Procedures.

Management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security‑Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSTAR  RESTAURANTS
(Registrant)

Dated:   August 13, 2007

By:  /s/ Terry G. Bowering
       Terry G. Bowering, Chief Executive Officer
       (Principal Executive Officer) Chief Financial Officer,
       Chief Accounting Officer (Principal Financial Officer)