Form 10QSB
period 2007-09-30
ALLSTAR RESTAURANTS
filed 2007-11-15
CIK 1341808

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common, $.001 par value per share: 9,950,000 outstanding as of November 12th, 2007.

PART I ‑ FINANCIAL INFORMATION

Item 1.     Financial Statements.

ALLSTAR  RESTAURANTS

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE SHEETS

                                                                                                                September 30,        March 31,
                                                                                                                       2007                   2007
                                                                                                                  (Unaudited)           (Audited)

CURRENT ASSETS
     Cash                                                                                             $             34,310      $           60,701
     Accounts receivable - other                                                                          22,463                     9,215
     Inventory - total                                                                                           13,840                   11,961
     Prepaids                                                                                                        9,000                   10,138

        TOTAL CURRENT ASSETS                                                               79,613                   92,015

NET FIXED ASSETS                                                                                  297,613                 287,694

OTHER ASSETS
     Deposits                                                                                                        6,850                     5,920
     Debt offering costs                                                                                         2,868                     2,478

        TOTAL OTHER ASSETS                                                                       9,718                     8,398

        TOTAL ASSETS                                                                     $           386,944     $          388,107
                                                                                                         ============     ===========

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                        $             55,226     $             59,696
     SBL loan - current portion                                                                           24,783                    20,479

     Shareholder's loan                                                                                     222,659                  202,660

TOTAL CURRENT LIABILITIES                                                           302,668                  282,835

LONG TERM LIABILITIES
     Long term debt - SBL loan                                                                        125,994                  119,735

        TOTAL LIABILITIES                                                                        428,662                  402,570

STOCKHOLDERS’ EQUITY (DEFICIT)
     Common stock; 75,000,000 shares authorized at $0.001 par value,
     9,950,000 and 9,950,000 shares issued and outstanding,
     respectively (Note 3)                                                                                     9,950                      9,950
     Additional paid-in capital                                                                             53,992                    43,083
     Currency translation                                                                                        (285)                         (96)
     Retained earnings (Deficit)                                                                       (105,375)                   (67,400)

        TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)                          (41,718)                   (14,463)

        TOTAL LIABILITIES AND STOCKHOLDERS’
        EQUITY (DEFICIT)                                                               $           386,944      $          388,107
                                                                                                         ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

SALES	$ 303,716	$ 238,089	$ 569,045	$ 475,586
COST OF SALES	98,878	70,538	185,874	146,955

GROSS PROFIT	204,838	167,551	383,171	328,631

OPERATING EXPENSES
Payroll expenses & benefits	123,943	96,470	228,493	192,391
Professional fees	16,610	3,710	28,675	7,428
General administrative expenses	10,404	12,617	25,813	24,570
Marketing & advertising	6,305	5,053	12,231	17,115
Depreciation & amortization	22,713	15,786	43,377	28,964
Rent & utilities	32,003	25,405	58,890	51,971

TOTAL OPERATING EXPENSES	211,978	159,041	397,479	322,439

INCOME FROM OPERATIONS	(7,140)	8,510	(14,308)	6,192

OTHER EXPENSES
Interest expense	12,237	10,164	23,667	19,801

TOTAL OTHER EXPENSES	12,237	10,164	23,667	19,801

INCOME (LOSS) BEFORE INCOME TAXES	(19,377)	(1,654)	(37,975)	(13,609)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ (19,377)	$ (1,654)	$ (37,975)	$ (13,609)
	===========	===========	===========	===========

Basic income (loss) per share
of common stock	$ -	$ -	$ -	$ -

Weighted average number of
common shares outstanding	9,950,000	9,950,000	9,950,000	9,950,000
	===========	===========	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

                                                                                                            Additional   Comprehensive
                                                                    Common Stock                   Paid in              Income      Accumulated
                                                                Shares            Amount           Capital              (Loss)              Deficit

BALANCE, MARCH 31, 2007           9,950,000   $         9,950   $        43,083   $            (96)     $     (67,400)

Imputed Interest on shareholder Loan                    -                     -              10,909                    -                        -
  Credited to contributed capital
  (unaudited)

Gain on currency translation
  (unaudited)                                                          -                     -                      -                 (189)                     -

Net Loss for six months ended
  September 30, 2007 (unaudited)                          -                     -                      -                       -            (37,975)

BALANCE, September 30, 2007         9,950,000   $         9,950   $        53,992   $           (285)     $  (105,375)
                                                           =========   =========   =========    =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                                        For the Six Months Ended
                                                                                                                                 September 30,
                                                                                                                       2007                       2006

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                                                          $            (37,975)    $           (13,609)
      Adjustments to reconcile net loss to net cash used by
       operating activities:
         Depreciation and amortization                                                                       43,377                    28,964
         Contribution of interest                                                                                  10,909                      7,003
      Changes in operating assets and liabilities:
         Increase in accounts receivable - other                                                         (11,801)                  (12,616)
         Increase in inventory                                                                                              -                      (1,067)
         Decrease (increase) in prepaids                                                                      1,597                      (3,611)
         (Increase) decrease in deposits                                                                              -                                -
         Increase (decrease) in accounts payable                                                           (912)                    15,161

         Net Cash Provided (Used) by Operating Activities                                         5,195                      20,225

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of fixed assets                                                                                 (10,582)                   (63,716)

         Net Cash Provided (Used) by Investing Activities                                       (10,582)                   (63,716)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on SBL Loan                                                                                 (10,846)                  (10,124)
      Payments on Shareholder Loan                                                                      (35,138)                            -
      Proceeds on Shareholder Loan                                                                       24,980                     34,496

         Net Cash Provided by Financing Activities                                                  (21,004)                    24,372

NET INCREASE (DECREASE) IN CASH                                                    (26,391)                  (19,119)

CASH POSITION, BEGINNING OF YEAR                                                   60,701                    73,295

CASH POSITION, END OF SIX MONTHS PERIOD                    $             34,310     $             54,176
                                                                                                              ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD FOR:

      Interest                                                                                             $             23,667     $             19,801
      Income taxes                                                                                     $                     -      $                     -

NON CASH FINANCING ACTIVITIES
      Interest contributed by stockholder                                                   $             10,909      $              7,003
                                                                                                              ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of March 31, 2007. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

3.       CAPITAL STOCK

As of September 30, 2007, the company has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the period ended September 30, 2007, the company had 9,950,000 common shares outstanding.

4.       RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2007, the principal shareholder provided an additional loan to the company in the amount of $24,980. The total outstanding balance of the shareholder loan as at September 30, 2007 is $ 222,659 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the six months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance for the six months ended September 30, 2007. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $10,909 and in the income statement as interest expense for the same amount.

ALLSTAR RESTAURANTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006

4.       RELATED PARTY TRANSACTIONS (continued)

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

Gains and losses on re-measurement are included in determining net income for the period

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

6.       GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months period ended September 30, 2007, the Company has incurred a net loss of $(37,975) and losses from operations in recent prior periods. The company’s current liabilities exceed its current assets by $223,055. These factors may create uncertainty about the Company's ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock in additional private placement share offerings expected to commence in mid to late 2008; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements. It is anticipated that any future acquisition(s) may not be executed prior to the end of the fiscal year ended 2008;

ALLSTAR RESTAURANTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006

6.   GOING CONCERN (continued)

(4) The Company has filed a Form SB-2 Registration statement to the United States Securities and Exchange Commission with the intention of becoming a fully reporting and publicly-traded corporation. We have received a Notice of Effectiveness on August 13, 2007, officially making us a fully reporting Public company. This will provide additional opportunities in the future for the company to raise capital via stock offerings. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

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

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months period ended September 30, 2007, the Company had a net loss of ($37,975) and an accumulated retained earnings deficit as at September 30, 2007 of ($105,375). The Company intends to fund operations over the next six to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which may be insufficient to fund its capital expenditures, working capital and other cash requirements over the next six months to the year ending March 31, 2008. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended September 30, 2007

Total sales for the three months ended September 30, 2007 were $303,716 compared to $238,089 in sales for the three months ended September 30, 2006.  This increase is the result of a combination of an improvement in the restaurant dining room through a leasehold improvements upgrade, menu price increases, and the overall strength of the economy in Western Canada.

Gross profit, herein defined as sales less cost of sales, was $204,838 for the three months ended September 30, 2007, compared to $167,551 gross profit for the three months ended September 30, 2007.

Our operating expenses were $211,978 for the three months ended September 30, 2007 compared to operating expenses of $159,041 for the three months ended September 30, 2006. Operating expense increased primarily as a result of an increase in payroll expenses and benefits as well as professional fees for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increases in these particular expenses for the period primarily consist of a general per-hour wage increase for most staff and the addition of some kitchen staff as a result of the trend in increases sales realized for the period. Professional fees consist largely of accounting, auditing, and legal fees to prepare the year-end financial statements and for the preparation and filing of the company’s Form SB-2 Registration Statement and subsequent amendments. Depreciation and amortization expense has increased from $15,786 for the three months ended September 30, 2006 to $22,713 for the three months ended September 30, 2007 due to the substantial increased investment in leasehold improvements that took place during the third and fourth quarters of the most recent fiscal period ending March 31, 2007.

We realized a net loss of ($19,377) for the three months ended September 30, 2007 compared to a net loss of ($1,654) for the three months period ended September 30, 2006.

Overview - Six months ended September 30, 2007

Our total sales were $569,045 for the six months ended September 30, 2007 compared to $475,586 in sales for the six months ended September 30, 2006.  This increase is the result of a combination of an improvement in the restaurant dining room through a leasehold improvements upgrade, customer service improvements, menu price increases, and the continued overall strength of the economy in Western Canada.

Gross profit, herein defined as sales less cost of sales, was $383,171 for the six months ended September 30, 2007, compared to $328,631 gross profit for the six months ended September 30, 2007.

Our operating expenses were $397,479 for the six months ended September 30, 2007 compared to operating expenses of $322,439 for the six months ended September 30, 2006. Operating expense increased primarily as a result of an increase in professional fees as well as payroll expenses and benefits for the six months ended September 30, 2007 compared to the six months ended September 30, 2006. The increases in these particular expenses for the period primarily consist of a general per-hour wage increase for most staff and the addition of some kitchen staff and front-of-restaurant staff as a result of the trend in increases sales realized for the period. Professional fees consist largely of accounting, auditing, and legal fees to prepare the year-end financial statements and for the preparation and filing of the company’s Form SB-2 Registration Statement and subsequent amendments. Depreciation and amortization expense has increased from $28,964  for the six months ended September 30, 2006 to $43,377 for the six months ended September 30, 2007 due to the substantial increased investment in leasehold improvements that took place during the third and fourth quarters of the most recent fiscal period ending March 31, 2007.

We realized a net loss of ($37,975) for the six months ended September 30, 2007 compared to a net loss of ($13,609) for the six months period ended September 30, 2006.

Operations Outlook

The Company's plan of operations and primary objective for the next six months to the fiscal period ending March 31, 2008 is to increase its existing restaurant location sales while controlling costs. The company intends to achieve this objective as follows:

  Increase marketing expenditures leading in to the seasonal peak period of October to December. We will focus our marketing efforts on continuing to position our restaurant business based on the highly differentiated quality of our core Chinese food menu items as well as our superior customer service both for the dine-in and takeout segments of our business. We will accomplish this by emphasizing the message of “quality with great service” in our print, radio, on-line, and direct mail campaigns which will begin near the end of the summer season.

  Continue to reinvest in the existing restaurant business where necessary to improve and freshen the interior and exterior appearance,

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

Allstar Restaurants’ objective and plan for the China Doll Restaurant is to increase restaurant sales through increased customer counts in each primary daypart (lunch, dinner and late-night, takeout), selective menu and price promotions and effective marketing of China Doll Restaurant’s competitive attributes of high quality food products, superior taste and value pricing. To maintain gross profit margins, the Company expects to adjust food menu prices by implementing price increases on most or all of the popular menu items by 5 - 9 % for the dine-in segment of the business for the 2007/2008 fiscal year. We believe that this initiative will be effective and sustainable due to the fact that the menu prices for the business have not been adjusted to rise with the strength in the local economy over the past five to six years. We also conducted our own survey of the menu prices of our competitors with similar restaurants in the immediate market area and the result was that we are fully confident that by implementing our plan we will be able to maintain our competitiveness while increasing sales and maintaining gross profit margins. Over the next three months we expect that the number of our employees will increase as our sales grows.  Additional kitchen staff and serving staff will be required as we move in to the busy October to December season. This period traditionally is a seasonal highpoint for the business. We may also extend our operations hours to accommodate a greater customer base which may have an impact on overhead expenses.

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

Liquidity and Capital Resources

Overview - Six Months Ended September 30, 2007

For the six months ended September 30, 2007, cash provided by operating activities was $5,195. Net cash provided by operating activities for the period ending September 30, 2006 was $20,225. The decrease in cash provided by operating activities for the six months period ended September 30, 2007 was due to an increased net operating loss primarily due to an increase in professional fees associated with invoiced auditing and accounting fees for the preparation and audit of our financial statements for the year ended March 31, 2007.

Cash used by investing activities during the six months ended September 30, 2007 was ($10,582). Net cash used by investing activities for the same period last year was ($63,716). We experienced a decrease in the investment of leasehold improvements for the six months ended September 30, 2007 versus the six months period ended September 30, 2006 as a result of the completion of most our leaseholds upgrade plan over the previous twelve months.

Net cash (used) by financing activities for the six months ended September 30, 2007 was ($21,004). Net cash provided by financing activities for the period ending September 30, 2006 was $24,372.

As at September 30, 2007 we had $34,310 in cash, compared to $54,176 as at September 30, 2006. We had a negative working capital of $223,055 as at September 30, 2007 compared to a negative working capital of $190,820 as at September 30, 2006.

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

As noted in Note 4 of the Consolidated Financial Statements of September 30, 2007: During the six months ended September 30, 2007, the principal shareholder provided an additional loan to the company in the amount of $24,980. The total outstanding balance of the shareholder loans as at September 30, 2007 is $ 222,659, and the full amount is shown as a current ability on the balance sheet. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the six months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance for the three months ended September 30, 2007. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded in the amount of $10,909. The total of this cost is shown on the balance sheet as Additional Paid-In Capital and in the income statement as interest expense for the same amount.

As of September 30, 2007, our securities were not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resale. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept our common stock as collateral for a loan.

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

Dated:  November 13th, 2007

By:  /s/ Terry G. Bowering
       Terry G. Bowering, Chief Executive Officer
       (Principal Executive Officer) Chief Financial Officer,
       Chief Accounting Officer (Principal Financial Officer)