Form 10QSB
period 2007-12-31
ALLSTAR RESTAURANTS
filed 2008-02-06
CIK 1341808

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-52763

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

Common, $.001 par value per share: 9,950,000 outstanding as of February 4th, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

ALLSTAR  RESTAURANTS

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Unaudited)

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007

	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$ 58,311	$ 60,701
Accounts receivable - other	19,341	9,215
Inventory - total	13,955	11,961
Prepaids	12,705	10,138

TOTAL CURRENT ASSETS	104,312	92,015

NET FIXED ASSETS	284,326	287,694

OTHER ASSETS
Deposits	6,907	5,920
Debt Offering Costs	2,457	2,478

TOTAL OTHER ASSETS	9,364	8,398

TOTAL ASSETS	$ 398,002	$ 388,107
	============	============

CURRENT LIABILITIES
Accounts payable and accrued liabilities	45,217	59,696
SBL loan - current portion	24,049	20,479
Shareholder's loan	234,187	202,660

TOTAL CURRENT LIABILITIES	303,453	282,835

LONG TERM LIABILITIES
Long term debt - SBL loan	122,024	119,735

TOTAL LIABILITIES	425,477	402,570

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value,
9,950,000 and 9,950,000 shares issued and outstanding,
respectively (Note 3)	9,950	9,950
Additional paid-in capital	58,615	43,083
Currency Translation	2,663	(96)
Retained Earnings (Deficit)	(98,703)	(67,400)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(27,475)	(14,463)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$ 398,002	$ 388,107
	============	============

The accompanying notes are an integral part of these consolidated financial statements.
F-1

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,

	2007	2006	2007	2006

SALES	$ 344,330	$ 277,304	$ 919,574	$ 749,028
COST OF SALES	108,535	87,995	296,434	233,744

GROSS PROFIT	235,795	189,309	623,140	515,284

OPERATING EXPENSES
Payroll expenses & benefits	128,820	102,549	359,802	293,431
Professional fees	7,959	5,641	36,711	13,014
General administrative expenses	13,051	11,853	41,506	35,617
Marketing & advertising	14,873	7,803	27,238	24,791
Depreciation & amortization	22,085	14,513	66,254	44,181
Rent & utilities	28,328	24,536	86,737	77,740

TOTAL OPERATING EXPENSES	215,116	166,895	618,248	488,774

INCOME FROM OPERATIONS	20,679	22,414	4,892	26,510

OTHER EXPENSES
Interest expense	12,675	9,947	36,195	30,011

TOTAL OTHER EXPENSES	12,675	9,947	36,195	30,011

INCOME(LOSS) BEFORE INCOME TAXES	8,004	12,467	(31,303)	(3,501)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 8,004	$ 12,467	$ (31,303)	$ (3,501)
	===========	===========	===========	===========

Basic and diluted income (loss) per share
of common stock	$ -	$ -	$ -	$ -

Weighted average number of
common shares outstanding	9,950,000	9,950,000	9,950,000	9,950,000
	===========	===========	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2007	9,950,000	$ 9,950	$ 43,083	$ (96)	$ (67,400)

Imputed interest on shareholder loan	-	-	15,532	-	-
credited to contributed capital
(unaudited)

Gain (loss) on currency translation
(unaudited)	-	-	-	2,759	-

Net Loss for the nine months ended
December 31, 2007 (unaudited)	-	-	-	-	(31,303)

BALANCE,
December 31, 2007 (unaudited)	9,950,000	$ 9,950	$ 58,615	$ 2,663	$ (98,703)
	=========	=========	==========	===========	==========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (31,303)	$ (3,501)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation & Amortization	66,254	44,181
Contribution of Interest	15,532	10440
Changes in operating assets and liabilities:
Increase in accounts receivable - other	(8,591)	(9,566)
Increase in Inventory		(484)
Decrease (increase) in prepaids	(877)	(13,167)
(Increase) decrease in deposits	-	755
Decrease in debt offering costs	434	-
Increase (decrease) in accounts payable	(5,198)	(30,052)

Net Cash Provided (Used) by Operating Activities	36,251	(1,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(18,555)	(96,398)

Net Cash Provided (Used) by Investing Activities	(18,555)	(96,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on SBL loan	(17,515)	(13,842)
Payments on Shareholder loan	(47,531)	-
Proceeds from Shareholder loan	44,960	71,633

Net Cash Provided by Financing Activities	(20,086)	57,791

NET INCREASE (DECREASE) IN CASH	(2,390)	(40,001)

CASH POSITION, BEGINNING OF YEAR	60,701	73,295

CASH POSITION, END OF THREE MONTHS PERIOD	58,311	33,294
	============	============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:

Interest	$ 20,663	$ 19,571
Income Taxes	$ -	$ -

NON CASH FINANCING ACTIVITIES
Interest contributed by stockholder	$ 15,532	$ 10,440
	============	============

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of March 31, 2007. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

The company commenced operations with its first restaurant acquisition as of July 1, 2005. On July 1, 2005, a wholly owned subsidiary, Fastserve Foods Inc., incorporated under the laws of the province of Saskatchewan, Canada, in the City of Regina, was acquired. Fastserve Foods Inc., which recently changed its name to China Doll Foods Ltd., operates an established restaurant and sports lounge called China Doll Restaurant and Lounge, located in the City of Regina, in the province of Saskatchewan, Canada. This subsidiary acts as an operating company for all business activities relating to the company’s restaurant businesses in Canada.

3.       CAPITAL STOCK

As of December 31, 2007, the company has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the period ended December 31, 2007, the company had 9,950,000 common shares outstanding.

4.       RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2007, the principal shareholder provided an additional loan to the company in the amount of $44,960. The total outstanding balance of the shareholder loan as at December 31, 2007 is $234,187 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the nine months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance for the nine months ended December 31, 2007. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $15,532 and in the income statement as interest expense for the same amount.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

6.       GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months period ended December 31, 2007, the Company has incurred a net loss of $(31,303) and losses from operations in recent prior periods. The company’s current liabilities exceed its current assets by $199,141. These factors may create uncertainty about the Company's ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) Issuing promissory notes in exchange for additional shareholder loans; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements. However, it is anticipated that any future acquisition(s) will not be executed prior to the end of the fiscal year ended 2008; (4) The Company has filed a Form SB-2 Registration statement to the United States Securities and Exchange Commission with the intention of becoming a fully reporting and publicly-traded corporation. We had received a Notice of Effectiveness on August 13, 2007, officially making us a fully reporting Public Company. This will provide additional opportunities in the future for the Company to raise capital via stock offerings. Management cannot provide any assurances that the Company will be successful in

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

6.       GOING CONCERN (continued)

accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

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

We are a restaurant company with the objective of developing into a multi-unit full-service restaurant and food services business. The company was established to pursue opportunities in the family style full-service casual dining segment of the restaurant industry. Allstar Restaurants, through a wholly owned subsidiary called Fastserve Foods Inc., acquired on July 1, 2005, currently owns and operates an established restaurant and licensed lounge called China Doll Restaurant and Lounge. This restaurant is located in the city of Regina, in the province Saskatchewan, Canada. This subsidiary, which recently changed its name to China Doll Foods Ltd., currently acts as the operating company for all business activities relating to the company’s restaurant business(s) in Western Canada. The China Doll Restaurant is currently the only restaurant location operated and wholly-owned by Allstar Restaurants.

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months period ended December 31, 2007, the Company had a net loss of $(31,303) and an accumulated retained earnings deficit as at December 31, 2007 of $(98,703). The Company intends to fund operations over the next six to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which may be insufficient to fund its capital expenditures, working capital and other cash requirements over the next three months to the year ending March 31, 2008. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended December 31, 2007

Total sales for the three months ended December 31, 2007 were $344,330 compared to $277,304 in sales for the three months ended December 31, 2006.  This increase is the result of a combination of an increased advertising budget, menu price increases, and the continued strength of the Western Canadian economy. The Canadian Dollar exchange rate was also a factor in the increase in recorded sales as the Canadian dollar strengthened considerably during the latest nine months period ended. Gross profit, herein defined as sales less cost of sales, was $235,795 for the three months ended December 31, 2007, compared to $189,309 gross profit for the three months ended December 31, 2007.

Our operating expenses were $215,116 for the three months ended December 31, 2007 compared to operating expenses of $166,895 for the three months ended December 31, 2006. Operating expenses increased primarily as a result of an increase in payroll expenses and benefits to $128,820 for the nine months period ended December 31, 2007 as compared to $102,549 for the previous nine months period ended December 31, 2006. As well as an increase in advertising expenses for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The increase in payroll expenses for the period was the result of a general per-hour wage increase for most staff as a mandated Provincial minimum wage increase came into effect. Also, the addition of some kitchen staff as a result of the trend in increases sales realized for the period was a contributing factor. Depreciation and amortization expense has increased from $14,513 for the three months ended December 31, 2006 to $22,085 for the three months ended December 31, 2007 due to the substantial increased investment in leasehold improvements that took place during the third and fourth quarters of the most recent fiscal period ending March 31, 2007.

We realized a net gain of $8,004 for the three months ended December 31, 2007 compared to a net gain of $12,467 for the three months period ended December 31, 2006.

Overview – Nine months ended December 31, 2007

Total sales were $919,574 for the nine months ended December 31, 2007 compared to $749,028 in sales for the nine months ended December 31, 2006.  This increase is the result of a combination of an improvement in the restaurant dining room through a leasehold improvements upgrade, customer service improvements, menu price increases, and the continued overall strength of the economy in Western Canada. The Canadian Dollar strengthened considerably during this period which also contributed to the increase in recorded sales for the period.

Gross profit, herein defined as sales less cost of sales, was $623,140 for the nine months ended December 31, 2007, compared to $515,284 gross profit for the nine months ended December 31, 2006.

Operating expenses were $618,248 for the nine months ended December 31, 2007 compared to operating expenses of $488,774 for the nine months ended December 31, 2006. Operating expense increased primarily as a result of an increase in professional fees as well as payroll expenses and benefits for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. The increases in these particular expenses for the period primarily consist of a general per-hour wage increase for most staff and the addition of some kitchen staff and front-of-restaurant staff as a result of the trend in increases sales realized for the period. Payroll expenses grew from $293,431 for the nine months period ended December 31, 2006 to $359,802 for the nine months period ended December 31, 2997. Professional fees were $13,014 for the nine months period ended December 31, 2006 as compared to $36,711 for the nine months period ended December 31, 2007. Professional fees consist largely of accounting, auditing, and legal fees to prepare the year-end financial statements and for the preparation and filing of the company’s Form SB-2 Registration Statement and subsequent amendments. Depreciation and amortization expense has increased from $44,181 for the nine months ended December 31, 2006 to $66,254 for the nine months ended December 31, 2007 due to the substantial increased investment in leasehold improvements that took place during the third and fourth quarters of the most recent fiscal period ending March 31, 2007. Utilities increased to $86,737 for the nine months period ended December 31, 2007 as compared to $77,740 for the nine months period ended December 31, 2006. The increase in utilities during the period was due to a continued increase in both energy use and cost.

We realized a net loss of $(31,303) for the nine months ended December 31, 2007 compared to a net loss of $(3,501) for the nine months period ended December 31, 2006.

Operations Outlook

The Company's plan of operations and primary objective for the next three months to the fiscal period ending March 31, 2008 is to increase its existing restaurant location sales while controlling costs. We will also begin to analyze prospects for acquiring additional restaurant locations to either extend our existing brand concept or look to acquire other existing established restaurant operations.

For our existing restaurant operation, the company intends to reach its sales objectives as follows:
  Maintain marketing expenditures going in to the last quarter (January to March) of our fiscal year. We will continue to focus our marketing efforts on continuing to position our restaurant business based on the highly differentiated quality of our core Chinese food menu items as well as our superior customer service both for the dine-in and takeout segments of our business. We will accomplish this by emphasizing the message of “quality with great service” in our print, radio, on-line, and direct mail campaigns which will begin near the end of the summer season.

  Continue to reinvest in the existing restaurant business where necessary to improve and freshen the interior and exterior appearance,

  Continue to focus on improving overall customer satisfaction measures through enhanced management and customer service training processes,

  Introduce limited new menu offerings,

  Focus on expanding our city-wide delivery and takeout service concept by improving efficiency and utilizing creative and aggressive marketing initiatives,

  Streamline and standardize our cost and accounting controls systems and procedures.

Allstar Restaurants’ objective and plan for our existing restaurant operation, the China Doll Restaurant, is to continue to strive to increase restaurant sales through increased customer counts in each primary day-part (lunch, dinner and late-night, takeout), selective menu and price promotions and effective marketing of China Doll Restaurant’s competitive attributes of high quality food products, superior taste and value pricing. Over the next three months the number of our employees, in particular kitchen staff, may increase as our sales growth trend continues. We may also extend our operations hours to accommodate a greater customer base, which may also have an impact on overhead expenses.  Management plans to begin to standardize and document operations procedures with the objective of extending the China Doll Restaurant brand in the future to either additional corporate-owned locations or explore the feasibility of future franchise offerings.

Although we cannot predict with certainty what revenues we can expect during the next twelve months, we believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we may have an opportunity to raise additional capital to expand our operations through equity financings. However, we cannot guarantee that we will be able to raise that capital, in which event our operations plans may be required to be altered or even curtailed.

Liquidity and Capital Resources

Overview –Nine Months Ended December 31, 2007

For the nine months period ended December 31, 2007, net cash provided by operating activities was $36,251. Net cash (used) in operating activities for the nine months period ended December 31, 2006 was $(1,394). The increase in cash provided by operating activities for the nine months period ended December 31, 2007 was primarily due to a substantial increase in sales for the period which was $919,574 as compared to $749,028 for the previous nine months ended December 31, 2006, resulting in the increase in cash generated from operations.

Cash (used) by investing activities during the nine months ended December 31, 2007 was $(18,555). Net cash (used) by investing activities for the same period last year was $(96,398). We experienced a substantial decrease in the investment of leasehold improvements for the nine months ended December 31, 2007 versus the nine months period ended December 31, 2006, as a result of the completion of most our leaseholds upgrade plan over the previous twelve months.

Net cash (used) by financing activities for the nine months ended December 31, 2007 was $(20,086). Net cash provided by financing activities for the period ending December 31, 2006 was $57,791. For the nine months period ended December 31, 2007 we initiated making payments to reduce the shareholder loans which accounted for the net cash (used) by financing activities for the period.

As at December 31, 2007 we had $58,311 in cash, compared to $33,294 as at December 31, 2006. We had a negative working capital of $199,141 as at December 31, 2007 compared to a negative working capital of $190,820 as at December 31, 2006.

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

As noted in Note 4 of the Consolidated Financial Statements of December 31, 2007: During the nine months ended December 31, 2007, the principal shareholder provided additional loans to the company in the total amount of $44,960. The total outstanding balance of the shareholder loans as at December 31, 2007 is $234,187, and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries interest but has no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest on the shareholder loan for the nine months period ended has been recorded on the income statement as interest expense at the rate of 9.00 % on the outstanding loan balance for the nine months ended December 31, 2007. This imputed interest in the amount of $15,532 was recorded on the balance sheet in the form of Additional Paid-In Capital.

On October 4, 2007, we received clearance from the NASD to have our securities trade publicly on the Over-the-Counter Bulletin Board exchange under the symbol AREN.OB. There is no assurance that a liquid trading market will develop, or, if developed, that it will be sustained. A purchaser of our shares may, therefore, find it difficult to resell our shares publicly should he or she desire to do so. Furthermore, our shares are not marginable and it is unlikely that a lending institution would accept our common stock as collateral for a loan.

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

None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

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

Dated:  February 4th, 2008

By:  /s/ Terry G. Bowering
       Terry G. Bowering, Chief Executive Officer
       (Principal Executive Officer) Chief Financial Officer,
       Chief Accounting Officer (Principal Financial Officer)