Form 10KSB
period 2008-03-31
ALLSTAR RESTAURANTS
filed 2008-07-01
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

(Mark one)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number:  000-52763

ALLSTAR RESTAURANTS
(Name of small business issuer in its charter)

Nevada                                                                                        20-2638087
(State or other jurisdiction of                                                   (I.R.S. Employer
incorporation or organization)                                               Identification No.)

1458 Broad Street, Regina, Sask. S4R 1Y9, Canada
Tel: 306-529-2652 Fax:  306-352-1597
(operating office)
or
Incorp Services, Inc.
375 N. Stephanie Street, Suite 1411, Henderson, NV 89193-8909
Tel: 702-866-2500
(Name, address and telephone number for Agent for Service)

Securities registered under Section 12(b) of the Exchange Act:       None

Securities registered under Section 12(g) of the Exchange Act

                 Common Shares
(Title of class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
          Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          ☐ Yes   ☒ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Company's revenues for the most recent fiscal year were $1,255,752.

The aggregate market value of the voting stock held by non-affiliates of the Company on June 25, 2008 was $2,473,500.

As of June 25, 2008 the Company had 9,950,000 issued and outstanding shares of common stock.

Part I

Item 1.   Description of Business

Business Development
Allstar Restaurants was incorporated on December 22, 2004 under the laws of the state of Nevada.  The company was originally incorporated under the name Nexstar Corporation, Inc. and changed its name by order of Director’s Resolution on March 30, 2005, to Allstar Restaurants. Our wholly-owned operating subsidiary, China Doll Foods Ltd., (originally called Fastserve Foods Inc.), was acquired on July 1, 2005. China Doll Foods Ltd., doing business as China Doll Restaurant and Lounge, is a full service family-style restaurant and lounge specializing in a Chinese Food Menu. The restaurant operates in the Western Canadian city of Regina, in the province of Saskatchewan, Canada. The acquisition consisted of a share exchange in which all 100 shares of the new subsidiary, owned by our Director, President and C.E.O., Mr. Terry G. Bowering, were exchanged for 5,000,000 common shares in Allstar Restaurants.  The acquisition marked the start of restaurant and business operations for the company. There are no bankruptcies, receivership, or similar proceedings against the parent or operating subsidiary. We intend to develop into a multi-unit food services enterprise through a combination of either franchising our brand concept or by acquiring and/or developing additional restaurant operations that are capable of offering dine-in, takeout and catering services. Currently, with our existing operation, we are focused on developing our “China Doll Restaurant” brand and theme concept with that objective in mind.

Business of the Issuer
We are engaged in the full-service restaurant and food services industry. We currently operate one restaurant operation through our wholly-owned Canadian subsidiary, China Doll Foods, Ltd., which features a full Chinese Food menu. We currently employ 25 people in the restaurant business. The restaurant operates seven days per week offering a lunch, evening dining, and full menu for takeout, delivery, and catering service. Our gross sales revenue consists of approximately 55% takeout business and 45% dine-in business.

As our business grows and expands we expect that we will hire additional employees as needed. We consider our employee relations to be good and to date we have experienced no work stoppages, strikes, or labor disputes. None of the company’s employees are covered by a collective bargaining agreement. There are no employee agreements.

Business Strategy
Concentrate on Selected Strong Economy Markets - The Company’s current market focus includes the Western Canadian city of Regina, in the province of Saskatchewan. The local and regional economy is resource-based (Oil, Potash, Uranium, Grain, Mining, etc), therefore it is currently robust and vibrant with consumers having a high level of discretionary income, which is contributing to the growth in sales of our restaurant business year-over-year.

Acquire Additional Restaurant Operations - The Company will seek to acquire assets and/or restaurants which increase the Company’s penetration in the markets where it has chosen to concentrate and which exhibit an opportunity to improve returns through operational and/or marketing initiatives and enhancements.

Franchising
The company intends to explore the feasibility of multi-unit growth through franchising the China Doll Restaurant business operations. Management is currently concentrating on streamlining and documenting operational procedures as well as branding of the name, image, and logo of the China Doll Restaurant. China Doll Restaurant is a registered business name in the Province of Saskatchewan. The company intends to explore the possibility of registering the business name and image across Canada and developing a “theme” restaurant concept built around the success of the existing China Doll Restaurant.

Marketing Strategy
We continue our marketing activities by advertising on radio, local TV Cable channels, some selective print advertising, and on-line marketing through our web-site located at www.cdoll.ca . We also consider other forms of marketing and promotion, such as sports team sponsorships, that we believe will deliver our product and services message in a cost-effective fashion. Through our Marketing activities, we endeavor to position our business in the marketplace as a family full-service dining experience focusing on providing a broad selection of high-quality but moderately-priced Chinese Food.

Future Development Projects
The Company is in the initial stages of pursuing opportunities within the trading area to acquire new restaurants and/or develop additional locations to capitalize on the long-standing reputation of the China Doll Restaurant and to extend the “China Doll Restaurant” brand concept. Our long-term objective is to develop a branded multi-unit full-service restaurant operation either through corporate-owned and/or franchised units. As of the date of this filing, we have not executed any intent agreements for any new restaurant locations or additional restaurant acquisitions.

Relevant Regulations
The Restaurant industry is subject to extensive licensing and regulation by Provincial and/or local government departments such as health, sanitation, fire, and workers’ safety, among others. We are also subject to periodic review by the province and municipal authorities for areas in which the restaurants are located. In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for constructing new salons.  Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on the development of our restaurant business.

Various Federal and/or Provincial, and local municipal laws can and may affect our business.  The development and operation of restaurant businesses depend, to a significant extent, on the selection and acquisition of suitable sites.  These sites are subject to zoning, land use, environmental, traffic, and other regulations of state and local governmental agencies.  City ordinances or other regulations, or the application of such ordinances or regulations, could impair our ability to construct or acquire our restaurants in desired locations and could result in costly delays.

The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on our business.  In addition, an increase in the minimum wage rate, employee benefit costs, costs of installing fixtures or accommodations for handicapped individuals or other costs associated with employees could adversely affect our business.  We also are subject laws and regulations that, among other things, may require us to install certain fixtures or accommodations in new restaurants or to renovate existing restaurants to meet federally mandated requirements.

Products and Services Offered
Our current restaurant business features a full Chinese food menu for both a full-service dine-in experience as well as a takeout service, which consists of pickup orders and city-wide delivery service. We provide takeout service for our entire menu selection for either lunch time or late evening dining. The restaurant can seat up to 200 people for both our lunch and evening dining. We also cater to large groups for private parties up to 100. All of our meals are individually cooked to order for the customer and targeted at a North American market. We offer over 90 different types of Chinese dishes and items on our menu. Our current kitchen staff consists of all-Asian cooks and Kitchen prep assistants with a combined industry experience of well over 100 years in the business.

Competition
The restaurant business is highly competitive with respect to price, service, and food type and quality.  Restaurant operators also compete for attractive restaurant sites and qualified restaurant personnel and managers.  Our restaurants will compete with a large number of other restaurants in our specific target market, including national and regional restaurant chains and franchised restaurant systems, as well as with locally owned, independent restaurants.

We intend to compete with a variety of restaurant companies in our local market. Our principal competitors in our market include casual full service dine-in restaurants combined that also have delivery and takeout services and licensed lounges. Most of these types of businesses are long established and privately-owned restaurants. Our primary competitors in the business include (but not limited to) Houston Pizza (5 locations), Western Pizza (10 locations), Trifon’s Pizza (8 locations), Lee’s Chop Suey (3 locations), Regency Palace Restaurant, O.B. Kitchen (2 locations), Angkor Southeast Asian Delight, 4 Seasons Palace and Sports Bar, Thomas Cook Restaurants (3 locations), etc. We will also compete with large National family restaurant chains and franchises such as Pizza Hut (8 locations), East Side Mario’s (2 locations), Boston Pizza (5 locations), and Smitty’s Restaurants (6 locations).

Many of these competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. The Company is aware that certain of its proposed competitors have and may continue to adopt more aggressive pricing or marketing policies. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. The Company believes that the principal competitive factors in its market are brand recognition, location, variety and quality of menu and food services offered, value-added services, management, and quality of staff and service provided.

There can be no assurance that the Company will be able to compete successfully against intended and future competitors. New restaurant and food service product concepts, changing customer tastes and preferences combined with new restaurant openings of existing competitors, as well as large national franchised competitors moving into the market, may increase the competitive pressures on the Company.

Item 2.   Description of Property

Our executive and head office is located at 1458 Broad Street, Regina, Saskatchewan, Canada, S4R 1Y9. This office functions as our main office administrative operating facility. We believe our current premises are adequate for our current administrative operations and we do not anticipate that we will require any additional premises in the foreseeable future.

As of July 1, 2005, through our acquired subsidiary Fastserve Foods Inc. (now known as China Doll Foods Ltd.), we currently lease space for our restaurant operation (trading as China Doll Restaurant and Lounge). The restaurant is located in a multi-tenant strip mall, originally constructed in 1986, on a major thoroughfare and traffic corner near to the city center of Regina, in the Province of Saskatchewan, Canada. The traffic count per day is in access of 30,000, considered to be high volume for the market. We have adequate signage identifying our property. The restaurant occupies a total of 5,562 square feet of space allowing for a maximum seating capacity in the dining room and lounge of approximately 200 people. The restaurant has a reception/waiting area, a dining room where lunch and dinner is served daily, a fully equipped kitchen and preparation area, dry goods inventory storage area, three large walk-in storage coolers and freezers, and a large sports bar and lounge with multiple big screen Plasma TVs equipped with the latest satellite TV technology. The restaurant is open for business seven days per week. The current lease term will expire on January 31, 2012, at which time the company can re-negotiate at prevailing market rents for an additional 5 year option if so desired. The lease provides for a fixed net rental payment plus a percentage, based on square feet occupied, of the property taxes, common area, and maintenance expenses of the building.

The China Doll Restaurant building is regularly maintained by outside contractors who are on call 24 hours per day in most cases. Management believes that this property is in good condition and that there will not be any immediate or medium term need for any significant repairs, maintenance expenditures or leasehold improvements to maintain the operational and aesthetic integrity of the occupied premises for the foreseeable future. At a minimum, only routine recurring maintenance and periodic minor capital leasehold improvements will be necessary. The property and business is insured up to replacement cost as determined by management with consultation from insurance experts. Business interruption insurance is also in place under its current insurance policy. In the opinion of management there is currently adequate total insurance coverage in place.

Item 3.   Legal Proceedings

We are not aware of any legal proceedings or pending legal proceedings against us. We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.

Item 4.   Submission of Matters to a Vote of Security Holders

None to report.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information
The company received its trading symbol on October 5, 2007 and the company’s common stock is presently being traded on the over-the-counter market under the symbol “AREN” and is quoted on the OTC Bulletin Board.  For the period indicated, the following table sets forth the high and low sales prices per share of our common stock.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year ended March 31, 2008:	High	Low

October 5, 2007 to March 31, 2008	$0.15	$0.05

To date, none of our outstanding shares of common stock are subject to outstanding options. To date, we have warrants outstanding to purchase 4,300,000 common shares at an exercise price of $0.05 per share until August 1, 2010. We have registered shares all of the common stock held by existing security holders for resale with the exception of Terry G. Bowering’s shareholdings. We currently have 42 shareholders of record.

Shareholders
As of June 25, 2008, there were 42 holders of record of Allstar Restaurants, holding a total of 9,950,000 shares.

Dividends
Allstar Restaurants has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview
Our accumulated deficit as of our year ended on March 31, 2008 was $(117,964) as compared $(67,400) as of March 31, 2007. During the fiscal year ended March 31, 2008, the deficit increased by $50,564. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our operating expenses are classified into several categories:
  Sales – Gross Profit
  Professional Fees
  Depreciation & Amortization
  General Administrative Expenses
  Payroll

Sales for the year ended March 31, 2008 were $1,255,752 as compared to Sales of $1,001,876 for the year ended March 31, 2007. Our Gross Profit (Sales less Cost of Sales) increased from $$684,276 for the year ended March 31, 2007 to $859,234 for the year ended March 31, 2008.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $45,424 for the year ended March 31, 2008 and $40,064 for the year ended March 31, 2007.  Professional fees are attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2007 and 2008.

Depreciation and amortization expense charged to operations was $89,859 and $59,473 in 2008 and 2007, respectively.

General Administrative Expenses refer to Repairs & Maintenance, Insurance, Stock Transfer Agent fees, Filing fees, Office Expenses, Restaurant Supplies, and other miscellaneous expenses necessary to run the business on a daily basis. These expenses in aggregate amounted to $62,607 for the year ended March 31, 2008 and $48,396 for the year ended March 31, 2007 respectively.

Payroll expenses increased to $500,066 for the year ended March 31, 2008, from $389,514 for the year ended March 31, 2007.

Results of Operations
Sales increased year over year to $1,255,752 from $1,001,876 for the year ended March 31, 2008 versus March 31, 2007, respectively. This represents an increase of  25.3 % year-over-year. This is a result of the strength of the Western Canadian economy, a series of menu price increases, and more aggressive marketing strategies and advertising expenditures. With the increase in Sales of 25.3 % over the previous year, we maintained a Gross Profit Margin at 68.4% of Sales, which is identical to the previous year. The increase in Sales and Gross Profit is a result of a combination of factors including increased marketing expenditures, a series of menu price increases, and the continued strength of the Western Canadian resource-based economy.

We realized a net loss of $(50,564) for the fiscal year ended March 31, 2008, compared to a net loss of $(31,861) for the fiscal year ended March 31, 2007. The increase in net loss is primarily due a substantial increase in Payroll expenses combined with an increase in Depreciation & Amortization expense for the year ended March 31, 2008.

Total expenses for the year ended March 31, 2008 were $909,798 compared to $716,137 for the year ended March 31, 2007. Out of these total expenses for the year ended March 31, 2008, $45,424 represented Professional fees, $500,066 for Payroll expenses, $43,459 for Marketing & Advertising, $120,263 for Rent & Utilities, $89,859 for Depreciation & Amortization, and $62,607 for General Administrative Expenses. All of these expenses increased over the previous period but are consistent with expanding sales and demand.

In particular, wages increased by $110,552 to $500,066 for the year ended March 31, 2008, from $389,514 for the year ended March 31, 2007. The overall increase in the Payroll Expense is consistent with the increase in sales and demand, the adding of some additional staff as required, as well as pay increases for the senior employees. Also, a major factor contributing to the overall wage rate increase was a series of legislated minimum wage increases by the Provincial Government that took place during the period, which had the effect of driving up wages across the full spectrum of our payroll.

Our payroll expenses may increase next year as we add new employees to meet increased demand and possible expansion. In addition, we anticipate another minimum wage increase to go in effect during 2008/2009.

We do not expect our rent expenses to increase next year but anticipate an increase in energy costs which will drive up the cost our utilities expenses.

We expect our depreciation expense to decrease in the next year due to a reduced amount of major fixed asset additions for the current fiscal period.

We expect our other administrative expenses to increase in the next year as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Liquidity and Capital Resources
For the year ended March 31, 2008, Net cash provided by operating activities was $48,152. Net cash provided by operating activities for the year ended March 31, 2007 was $40,812.

Net cash used by investing activities during the year ended March 31, 2008 was $(21,493). Net cash used by investing activities for the year ended March 31, 2007 was $(106,942). The change in cash used in investing activities is due to a decrease in fixed asset additions for the most recent period as a result of the completion of the majority of major renovations and capital expenditures to upgrade the restaurant at the end of the previous year’s fiscal period.

Net cash used by financing activities for the year ended March 31, 2008 was $(37,638). Cash provided by financing activities for the year ended March 31, 2007 was $53,536. The change in cash provided by financing activities is due to a decreased need to fund fixed asset additions as well as payments made on both the Small Business Loan and the reduction of the principal of the Shareholder loan over the course of the year ended March 31, 2008.

At March 31, 2008 we had $49,722 in cash, compared to $60,701 as at March 31, 2007.

PLAN OF OPERATIONS

The Company's primary objective for the next fiscal year ending March 31, 2009 is to increase its existing restaurant sales while controlling costs. We will focus our marketing efforts on positioning our restaurant business based on quality food and service while maintaining affordable pricing for our customers.

The Company's other objectives for fiscal 2009 are as follows:
  Improve customer value by offering a wider range services at a variety of prices,
  Introduce “special occasion” packages for Valentine’s Day, Mother’s Day, Secretary’s Day,
  Develop quality enhancements based on excellent customer service and products
  Analyze our core market and to assess its viability for market growth for additional restaurant locations

Our ongoing objective is to increase sales through increased brand awareness through our marketing campaigns and price specials promotions and aggressive and effective marketing of China Doll Restaurant’s competitive attributes consisting of offering quality customer service along with a superior Chinese food menu. The Company is exploring the feasibility of developing the Regina and regional market area in terms of additional China Doll locations as well as developing other alternatives to our present operations, such as “Express Takeout” only locations that provide flexibility and low overhead. We may have to retain a Franchise Consulting firm to assist us in this plan. These development plans are highly dependent on the availability of potential sites, lease terms, financing availability and cost, and availability and quality of management and staff personnel.

Growth Strategy
We are incorporating the following strategy to reach our future objectives:

  Expand our restaurant operations through:
  the addition and development of an additional China Doll Restaurant location in our existing market by end of fiscal year 2009;
  the possible acquisition or development of full-service restaurants operating under other names;
  Improve our profitability and margins by instituting a new series of menu price increases while at the same time improving operating efficiency of our China Doll Restaurant brand by continuing to streamline, standardize, and document our daily operating procedures;
  Focus on utilizing creative and aggressive marketing initiatives

Over the next twelve months we expect that our number of employees will increase.  Additional staff will be required when we acquire a restaurant or launch a new restaurant. We are in the initial stages of seeking new acquisitions and looking for potentially suitable locations for new restaurants.

Seasonality
Generally our restaurant business is slightly affected by a seasonal component. Our peak season for business activity is September to the peak of business for the entire year which is the month of December. Typically, the business slows in the summer months of late June, July, and August.

Customers
As we are classified as a “Retail Eating Place” serving the individual consumer, we do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business.

Working Capital
We had negative working capital of $(198,368) as at March 31, 2008, compared to negative working capital of $(190,820) at March 31, 2007.

We fund the growth of our business through a combination of available cash and cash equivalents and cash flows generated from operations. Our Cash Flow generated from operations for the period ended March 31, 2008 was $48,152 as compared to $40,812 for the year ended March 31, 2007.

Additional information regarding our "Liquidity and Capital Resources" is included in Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

As at March 31, 2008 and March 31, 2007, we had cash and cash equivalents of $49,722 and $60,701 respectively. Although we believe we are adequately capitalized for our existing operation, we may need to raise additional capital within the next twelve months to realize our growth objectives. Additional funding may not be available on favorable terms or at all. We cannot predict with certainty what revenues we can expect during the next twelve months, but we believe, based on historical figures, that we will have adequate cash flow from operations to sustain our operations for the next twelve months. However, in order to grow our business through acquisition, we anticipate that we will be required to raise additional capital. We cannot guarantee that we will be able to raise sufficient capital or any capital at all in the future, in which case our operations may not grow as planned.

Competitive Strategy
There are three major ways in which we will create an advantage over our competitors over the next twelve months;
  Increased marketing expenditures emphasizing name/brand identity, quality service, and value pricing high employee motivation (bonus incentives)
  innovative and aggressive service options.
Promotion
We expect to significantly increase our planned expenditures for marketing and promotion over the next twelve month period. This is essential to increase awareness of our existing restaurant business and prepare the company for future expansion possibilities. We plan to increase our radio advertising and develop an ongoing direct mail marketing campaign for the September to December peak business period. We will also further develop our web-site and commence an on-line advertising campaign through that medium in a more aggressive manner. We expect that marketing expenses will range approximately $5,000 to $7,500 per month over the next fiscal period.

Personnel
As of June 25, 2008, our management and personnel includes our Chairman, CEO, President, and General Manger of Operations, Terry G. Bowering.

Our restaurant employs 25 people with various degrees of skill and experience.  We have a Head Chef/Kitchen Manager in charge of all food services operations and a Staff Supervisor in charge of all front-of-restaurant customer service staff. Our chief executive, Mr. Bowering, handles all of the responsibilities in the area of corporate administration and business development, as well as capital raising services and is direct liason with our Chief Accountant, whose services we subcontract. In the twelve months ending March 31, 2009, we plan to raise our total number of permanent employees to approximately 30: we will add two more front-line Chinese cooks to meet anticipated growing demand and to train for future expansion plans.

If our sales and marketing program is successful in growing our sales beyond our current expectations, we may be required to hire new personnel to meet the demand and maintain our high level of customer service.

Future Operations
We are streamlining our operational procedures by standardizing and documenting all processes. These procedures are preparation for future expansion either via Franchising or acquiring additional wholly-owned corporate restaurant locations. We do not anticipate that we may acquire any new restaurants prior to the third quarter of the next (2008/2009) fiscal year.

Due to our resulting operating deficit, in their report on our audited consolidated financial statements for the period ended March 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We do not expect to incur major auditing and legal expenses in the 2008/2009 fiscal period, therefore, we expect our financial situation to substantially change over future operating quarters. However, we may still incur losses as we will be expending funds for expenses unrelated to the operation of the restaurant business such as auditing and legal expenses necessary to file our required reporting documents and to raise capital in the future as needed.

There are no assurances that we will be able to obtain further funds required for our continued operations and expansion plans. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may not be able to execute our acquisition and expansion plans as desired.

Certain Relationships and Related Transactions
We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date, several related party transactions have taken place. These relationships and related transactions are discussed in detail on page 29 in section Part III Item 12, Certain Relationships and Related Transactions.

As noted in Note 8 of the Consolidated Financial Statements of March 31, 2008:

a)	As of March 31, 2008, the total loan amount due to the shareholder of $212,282 (2007: $202,660) is uncollateralized, and due on demand.
b)	During the year, the Company paid the director and officer of the Company $42,000 (2007: $40,000) in wages. No directors’ fees were paid.

Item 7.   Financial Statements

ALLSTAR RESTAURANTS
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2008

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to the Consolidated Financial Statements	F-7 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Allstar Restaurants
Office of the Chairman, at Regina, Sask., Canada

We have audited the accompanying consolidated balance sheets of Allstar Restaurants, as of March 31, 2008, and 2007, and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstar Restaurants as of March 31, 2008, and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Allstar Restaurants’ internal control over financial reporting as of March 31, 2008 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders’ deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
June 25, 2008

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE SHEETS

	2008	2007
	March 31	March 31

CURRENT ASSETS
Cash	$ 49,722	$ 60,701
Accounts receivable - other	621	9,215
Inventory - total	17,257	11,961
Prepaids	11,846	10,138

TOTAL CURRENT ASSETS	79,446	92,015

NET FIXED ASSETS	254,103	287,694

OTHER ASSETS
Deposits	6,640	5,920
Debt Offering Costs	2,224	2,478

TOTAL OTHER ASSETS	8,864	8,398

TOTAL ASSETS	$ 342,413	$ 388,107
	===========	===========

CURRENT LIABILITIES
Accounts payable and accrued liabilities	39,462	59,696
SBL loan - current portion	26,070	20,479
Shareholder's loan	212,282	202,660

TOTAL CURRENT LIABILITIES	277,814	282,835

LONG TERM LIABILITIES
Long term debt - SBL loan	108,387	119,735

TOTAL LIABILITIES	386,201	402,570

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value,
9,950,000 and 9,950,000 shares issued and outstanding,
respectively (Note 3)	9,950	9,950
Additional paid-in capital	63,740	43,083
Currency Translation	486	(96)
Retained Earnings (Deficit)	(117,964)	(67,400)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(43,788)	(14,463)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$ 342,413	$ 388,107
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007
	March 31	March 31

SALES	$ 1,255,752	$ 1,001,876
COST OF SALES	396,518	317,600

GROSS PROFIT	859,234	684,276

OPERATING EXPENSES
Payroll expenses & benefits	500,066	389,514
Professional fees	45,424	40,064
General administrative expenses	62,607	48,396
Marketing & advertising	43,459	29,824
Depreciation & amortization	89,859	59,473
Rent & utilities	120,263	104,126

TOTAL OPERATING EXPENSES	861,678	671,397

INCOME FROM OPERATIONS	(2,444)	12,879

OTHER EXPENSES
Interest expense	48,120	44,740

TOTAL OTHER EXPENSES	48,120	44,740

INCOME (LOSS) BEFORE INCOME TAXES	(50,564)	(31,861)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ (50,564)	$ (31,861)
	===========	===========

Basic income (loss) per share of common stock	$ (0.00)	$ (0.00)
	===========	===========

Weighted average number of common shares outstanding	9,950,000	9,950,000
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2006	9,950,000	$ 9,950	$ 28,377	$ (131)	$ (35,539)

Imputed interest on shareholder loan
credited to contributed capital	-	-	14,706	-	-

Gain on currency translation	-	-	-	35	-

Net Loss for the year ended
March 31, 2007	-	-	-	-	(31,861)

BALANCE, MARCH 31, 2007	9,950,000	9,950	43,083	(96)	(67,400)

Imputed interest on shareholder loan	-	-	20,657	-	-
credited to contributed capital

Loss on currency translation	-	-	-	582

Net Loss for the year ended
March 31, 2008	-	-	-	-	(50,564)

BALANCE, MARCH 31, 2008	9,950,000	$ 9,950	$ 63,740	$ 486	$ (117,964)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007
	March 31	March 31

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (50,564)	(31,861)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation & Amortization	89,859	59,473
Contribution of Interest	20,657	14,706
Changes in operating assets and liabilities:
Decrease in accounts receivable - other	9,714	803
(Increase) Decrease in Inventory	(3,842)	1,759
(Increase) Decrease in prepaids	-	(6,565)
(Increase) Decrease in deposits	79	1,649
Increase (Decrease) in accounts payable	(17,751)	848

Net Cash Provided by Operating Activities	48,152	40,812

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(21,493)	(106,942)

Net Cash Provided (Used) by Investing Activities	(21,493)	(106,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(22,756)	(18,873)
Payments on shareholder loan	(60,143)	-
Proceeds from shareholder loan	45,261	72,409

Net Cash Provided (Used) by Financing Activities	(37,638)	53,536

NET INCREASE (DECREASE) IN CASH	$ (10,979)	$ (12,594)

CASH POSITION, BEGINNING OF YEAR	60,701	73,295

CASH POSITION, END OF THE TWELVE MONTHS PERIOD	49,722	60,701
	===========	===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:

Interest	$ 48,120	$ 44,470
Income Taxes	$ -	$ -

NON CASH FINANCING ACTIVITIES
Interest contributed by stockholder	$ 20,657	$ 14,706
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

1.       DESCRIPTION OF THE BUSINESS

The company was incorporated December 22, 2004 under the laws of the state of the Nevada as Nexstar Properties Inc.  The company name was changed to Allstar Restaurants on March 30, 2005.  Allstar Restaurants was established to pursue opportunities in the full-service segment of the restaurant and food services industry with the objective of developing into a multi-unit restaurant and food services operation.

The company commenced operations with its first restaurant acquisition as of July 1, 2005. On July 1, 2005, a wholly owned subsidiary, Fastserve Foods Inc., incorporated under the laws of the province of Saskatchewan, Canada, in the City of Regina, was acquired. Fastserve Foods Inc. operates an established restaurant and sports lounge called China Doll Restaurant and Lounge, located in the City of Regina, in the province of Saskatchewan, Canada. This subsidiary acts as the operating company for all business activities relating to the company’s restaurant businesses in Canada. On June 15, 2007, by order of Directors’ Resolution, the subsidiary’s name (Fastserve Foods Inc.) was changed to China Doll Foods Ltd.

2.       SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles followed in the United States of America and reflect the following significant accounting policies.

(a)     Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary China Doll Foods Ltd., (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated, if any.

(b)     Financial Instruments

It is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from its financial instruments.

(c)     Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles used in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from management's best estimates, as additional information becomes available in the future.  As adjustments become necessary, they are reported in income in the period in which they become known.

(d)     Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined on the first in, first out basis, although we value some older inventory items at current costs.

(e)     Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight line over the useful lives as shown at note 3.

(f)      Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended March 31, 2008 and 2007, the Company expensed $43,459 and $29,824, respectively.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)     Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction, and in Canada, respectively.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before March 31, 2005.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. For the year ended March 31, 2008, the company had taken no uncertain tax positions to disclose.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

3.       PROPERTY AND EQUIPMENT

                                                                                           Year Ended 2008                      Year Ended 2007
                                                               Useful                                 Accumulated                                Accumulated
                                                                Life                   Cost          Depreciation              Cost           Depreciation

            Equipment and furniture             5 years        $       126,845    $       66,068    $      106,466      $        36,580
            Computer equipment                 5 years                     8,482               3,835                7,326                  1,943
            Electronic equipment                 5 years                   26,178             15,707              23,339                  9,336
            Website                                    5 years                     4,000               1,875                3,566                     958
            Vehicles                                    5 years                     4,566               2,055                4,071                  1,018
            Leasehold improvements           7 years                 289,247           115,675            245,580                52,819
                                                                               $       459,318    $     205,215    $       390,348    $       102,654

              Net book value                                         $       254,103                            $       287,694
                                                                               ==========                            =========

Depreciation expense for the years ended March 31, 2008 and 2007 were $89,859 and $59,473, respectively.

4.       LONG TERM DEBT

The Small Business Term Loan at Conexus Credit Union (Regina, Sask. Canada) carries an interest rate of prime plus 3% secured by a general security agreement over all property of the company and is payable over seven years in equal monthly installments of CAD$ 3,100 (US$ 3,009) including principal and interest. The original loan was in the amount of CAD$ 204,000 (US$ 198,472) of which CAD$ 4,000 (US$ 3,892) is being carried on the balance sheet as Debt Offering Costs and amortized over the seven year term of the loan.

                                                                                                          2008
     Long term principal balance as of
        March 31, 2008                                                             $                 108,387
     Current portion due                                                                                26,070

          Total balance outstanding as of
          March 31, 2008                                                           $                 134,457

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

4.   LONG TERM DEBT (Continued)

Principle repayments to maturity are as follows:

          Year Ending
     March 31,  2008                                        Amount

             2009                                         $                 26,070
             2010                                                            28,305
             2011                                                            30,730
             2012                                                             33,363
          Thereafter                                                        15,989

                                                                        $               134,457
                                                                        =============

5.       COMMITMENT

On March 31, 2005 the company assumed responsibility for the lease of its premises from the previous operator of the restaurant and lounge. Upon the assumption of the lease the company executed an option to renew the term for an additional five years extending to January 31, 2012. Upon this expiry date, the company also has two five-year options to renew the lease. The minimum annual rental for each of the next four years to the end of the current lease term is as follows:

             2009                                         $                 48,584
             2010                                                            48,584
             2011                                                            51,283
             2012                                                            51,283
          Thereafter                                                                 -
                                                              $               199,734
                                                              =============

6.       CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the year ended March 31, 2008, the company had 9,950,000 common shares outstanding, compared to 9,950,000 common shares outstanding as of the year ended March 31, 2007.

7.       INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

7.       INCOME TAXES (Continued)

Net deferred tax assets consist of the following components:

                                                                                      March 31,
                                                                          2008                             2007

       Deferred tax assets:
            NOL Carryover                        $                 32,000       $                  26,014
            Depreciation                                                  8,600                                272

       Deferred tax liabilities:
            Depreciation                                                          -                                    -

       Valuation allowance                                         (40,600)                        (26,286)

       Net deferred tax asset                    $                           -      $                           -
                                                            ==============      ==============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2008 and 2007 due to the following:

                                                                                       March 31,
                                                                         2008                               2007

Book Income                                       $               (19,700)         $               (12,426)

Valuation allowance                                                19,700                            12,426

                                                           $                         -                                      -
                                                            ==============       =============

At March 31, 2008, the Company had total net operating losses carried forward of approximately $82,000 that may be offset against future taxable income from the year 2008 through 2028.  No tax benefit has been reported in the March 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

8.       RELATED PARTY TRANSACTIONS

During the 2008 year the principal shareholder, provided additional loans to the company. The outstanding balance of the shareholder loan as at March 31, 2007 was $202,660. The outstanding balance of the shareholder loan as at March 31, 2008 is $212,282 and is shown as a current liability on the balance sheet. This shareholder loans carry no set terms of principal repayment. The shareholder will not make a claim for interest on this loan during the current year or foreseeable future. Imputed Interest has been recorded on the balance sheet at the rate of 8.00 % on the total outstanding loan balance for the period ended March 31, 2008. Additional Paid-In Capital in the form of imputed interest on the shareholder loan in the amount of $20,657 was recorded as interest expense on the Income statement and credited to Additional Paid-In Capital on the balance sheet.  On July 1, 2005, a wholly owned subsidiary, Fastserve Foods Inc., incorporated under the laws of the province of Saskatchewan, Canada, in the City of Regina, was acquired.  Fastserve Foods Inc. operates an established restaurant and sports lounge called China Doll Restaurant and Lounge, located in the City of Regina, in the province of Saskatchewan, Canada. This subsidiary acts as an operating company for all business

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

8.       RELATED PARTY TRANSACTIONS (continued)

activities relating to the company’s restaurant businesses in Canada. The acquisition was executed by exchanging all (100%) of the issued and outstanding common shares (100) of Fastserve Foods Inc., for 5,000,000 common shares issued by Allstar Restaurants.  On June 15, 2007, the subsidiary’s name was changed to China Doll Foods Ltd. As stated, the majority shareholder is currently the Chairman of the Board and Chief Executive Officer of Allstar Restaurants. As of the date of this filing, this shareholder holds a total of 5,100,000 common shares of Allstar Restaurants.

9.       CURRENCY TRANSLATION

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

10.     GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2008, the Company has an accumulated deficit of $(117,964) and has incurred a loss from operations for the twelve months then ended. The company’s current liabilities exceed its current assets by $198,368. These factors may create uncertainty about the Company's ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock in additional private placement share offerings as needed in 2009; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements; (4) The company filed a Form SB‑2 Registration Statement with the United States Securities and Exchange Commission which has been declared affective as of August 18, 2007, making the company fully reporting. As of October 5, 2007, the company received a trading symbol and is now publicly traded on the NASD Over-The-Counter Bulletin Board Exchange. The company’s fully reporting and publicly traded status will provide enhanced opportunities for the company to raise capital via private and public stock offerings in the future.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 8.   Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

Item 8A. Controls and Procedures

Critical Accounting Policies
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

(a)    Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

None to Report.

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of June 23, 2008.

Executive Compensation
The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person                                               Age                Position                                               Term
Mr. Terry G. Bowering (1)                   47                  President & Director                            1 Year

(1)     Mr. Terry G. Bowering is the Chief Executive Officer, President and Chairman of Allstar Restaurants.

We do not have an audit committee, nor do we have a compensation committee at this time. We anticipate forming these committees at a future Board of Directors’ meeting.

Chairman, Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer
Terry G. Bowering was born August 30, 1960, in Canada.

At present, Mr. Bowering is employed as Managing Director and General Manager of China Doll Foods Ltd. (formerly Fastserve Foods Inc.), in Regina, Saskatchewan, Canada. Mr. Bowering oversees the daily business operations of ChinaDoll Ltd.’s restaurants and food services business as well as the corporate development and administrative duties for Allstar Restaurants. Mr. Bowering also acts as an independent Management Consultant offering consultation to private companies on a variety of financial and administrative issues. From 1999 to 2003 Mr. Bowering was a Director and Chief Executive Officer of Netforce Systems Inc., an Internet Services company, based in Antigua, West Indies. Mr. Bowering holds a Bachelor of Administration degree (B.Admin.) in Finance from the University of Regina, and a Master of Business Administration degree (MBA) from the University of Saskatchewan, Canada. Mr. Bowering currently resides in Regina, Canada. Mr. Bowering was appointed to the position of Director on December 22nd, 2004, to serve until his successor has been elected and qualifies.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended March 31, 2008, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Item 10.   Executive Compensation

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

Executive Compensation
The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person                                    Position                              Salary                    Directors’ fees

Terry G. Bowering (1)             President & Director            $42,000                        $0.00*

(1) Mr. Terry G. Bowering is the President and Director of Allstar Restaurants.

We currently do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Person	Director’s Position	Stock Based Salary		*Fees		Compensation		Total
		2007	2008	2007	2008	2007	2008	2007	2008
Terry G. Bowering	Chair, CEO, CFO, CAO	0	0	0	0	$40,000	$42,000	$40,000	$42,000

We currently have one director. As of March 31, 2008, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

So that we can attract qualified personnel in the future, and to retain quality employees, officers and directors, we intend to develop a stock option plan and have our employees, officers and directors opt in to the plan at their choosing; and/or issue shares to our employees, officers and directors.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  June 30, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

                                              AMOUNT AND NATURE        PERCENT OF
                                              OF BENEFICIAL SHARES      OUTSTANDING
       NAME                            OWNED                                    OWNERSHIP
Terry G. Bowering                  5,100,000 common shares           51.26%

Mr. Bowering’s shares have not been registered for resale.

Item 12.   Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, some related party transactions have taken place.

On July 1, 2005, a wholly owned subsidiary, Fastserve Foods Inc., incorporated under the laws of the province of Saskatchewan, Canada, in the City of Regina, was acquired.  Fastserve Foods Inc., now known as China Doll Foods Ltd., operates an established restaurant and sports lounge called China Doll Restaurant and Lounge, located in the City of Regina, in the province of Saskatchewan, Canada.  This subsidiary acts as an operating company for all current business activities relating to the company’s restaurant businesses in Canada. The acquisition was executed by exchanging all (100%) of the issued and outstanding common shares (100) of Fastserve Foods Inc., for 5,000,000 common shares issued by Allstar Restaurants. Fastserve Foods Inc. was 100% wholly-owned by our current Chairman of the Board and Chief Executive Officer, Terry G. Bowering. As of the date of this filing, Mr. bowering holds a total of 5,100,000 common shares of Allstar Restaurants.

During the 2008 year the principal shareholder, provided additional loans to the company. The outstanding balance of the shareholder loan as at March 31, 2007 was $202,660. The outstanding balance of the shareholder loan as at March 31, 2008 is $212,282 and is shown as a current liability on the balance sheet. This shareholder loans carry no set terms of principal repayment. The shareholder will not make a claim for interest on this loan during the current year or foreseeable future. Imputed Interest has been recorded on the balance sheet at the rate of 8.00 % on the total outstanding loan balance for the period ended March 31, 2008. Additional Paid-In Capital in the form of imputed interest on the shareholder loan in the amount of $20,657 was recorded as interest expense on the Income statement and credited to Additional Paid-In Capital on the balance sheet.

Item 13.   Exhibits

EXHIBITS

(a)       Audited Consolidated Financial Statements (included in Part 10 of this Report):

           Auditor’s Report
           Consolidated Balance Sheet – March 31, 2008
           Consolidated Statements of Operations and Deficit – March 31, 2008
           Consolidated Statements of Cash Flows – March 31, 2008
           Consolidated Statement of Stockholders’ Equity – March 31, 2008
           Notes to Consolidated Financial Statements – March 31, 2008

(b)    None.

(c)  Exhibit

           14.1 Code of Ethics
           31.1 Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
           32.1 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Item 14.   Principal Accountant Fees and Services.

Our audit fees have remained consistent the last two years. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

AUDIT FEES.   The aggregate fees billed by our auditors for professional services rendered for the audits of our annual financial statements for the fiscal years ended March 31, 2008 and 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended Mar 31, 2008 and 2007 were $22,050 and $22,837, respectively.

AUDIT RELATED FEES.  We did not incur any fees to auditors for audit related fees during the fiscal years ended March 31, 2008 and 2007.

TAX  FEES.  We did not incur any fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended March 31, 2008 and 2007.

ALL OTHER FEES.  We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal years ended March 31, 2008 and 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                          ALLSTAR RESTAURANTS
                                                                                          (Registrant)

                                                                                          By       /s/ Terry G. Bowering
                                                                                                     Terry G. Bowering, Chief Executive Officer,
                                                                                                     Chief Financial Officer, Chief Accounting Officer

                                                                                          Date    June 25, 2008