Form 10-Q
period 2008-06-30
ALLSTAR RESTAURANTS
filed 2008-08-05
CIK 1341808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-52763

ALLSTAR  RESTAURANTS
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada	20-2638087
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐    No  ☒

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 9,950,000 outstanding as of July 29th, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

ALLSTAR  RESTAURANTS

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$86,594	$49,722
Accounts receivable - other	658	621
Inventory - total	17,413	17,257
Prepaids	3,706	11,846

TOTAL CURRENT ASSETS	108,371	79,446

NET FIXED ASSETS	244,045	254,103

OTHER ASSETS
Deposits	6,700	6,640
Debt Offering Costs	2,104	2,224

TOTAL OTHER ASSETS	8,804	8,864

TOTAL ASSETS	$361,220	$342,413

CURRENT LIABILITIES
Accounts payable and accrued liabilities	65,711	39,462
SBL loan - current portion	27,464	26,070
Shareholder's loan	211,636	212,282

TOTAL CURRENT LIABILITIES	304,811	277,814

LONG TERM LIABILITIES
Long term debt - SBL loan	101,794	108,387

TOTAL LIABILITIES	406,605	386,201

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value,
9,950,000 and 9,950,000 shares issued and outstanding,
respectively (Note 3)	9,950	9,950
Additional paid-in capital	68,392	63,740
Currency Translation	437	486
Retained Earnings (Deficit)	(124,164)	(117,964)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(45,385)	(43,788)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$361,220	$342,413

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007

SALES	$342,316	$265,329
COST OF SALES	102,373	86,996

GROSS PROFIT	239,943	178,333

OPERATING EXPENSES
Payroll expenses & benefits	137,208	104,550
Professional fees	21,293	12,065
General administrative expenses	17,460	15,409
Marketing & advertising	6,421	5,926
Depreciation & amortization	23,722	20,664
Rent & utilities	29,125	26,887

TOTAL OPERATING EXPENSES	235,229	185,501

INCOME (LOSS) FROM OPERATIONS	4,714	(7,168)

OTHER EXPENSES
Interest expense	10,914	11,430

TOTAL OTHER EXPENSES	10,914	11,430

INCOME (LOSS) BEFORE INCOME TAXES	(6,200)	(18,598)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(6,200)	$(18,598)

Basic income (loss) per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,950,000	9,950,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2008	9,950,000	$9,950	63,740	$486	$(117,964)

Imputed interest on shareholder loan	-	-	4,652	-	-
credited to contributed capital
(unaudited)

Loss on currency translation
(unaudited)	-	-	-	(49)

Net Gain for the three months ended
June 30, 2008 (unaudited)	-	-	-	-	(6,200)

BALANCE, JUNE 30, 2008	9,950,000	$9,950	$68,392	$437	$(124,164)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,200)	$(18,598)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation & Amortization	23,722	20,664
Contribution of Interest	4,652	4971
Changes in operating assets and liabilities:
Increase in accounts receivable - other	-	(4,400)
Increase in Inventory	-	-
Decrease (increase) in prepaids	8,140	1,633
(Increase) decrease in deposits	-	-
Decrease in debt offering costs	120	-
Increase (decrease) in accounts payable	26,089	(19,867)

Net Cash Provided (Used) by Operating Activities	56,523	(15,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(11,021)	(6,187)

Net Cash Provided (Used) by Investing Activities	(11,021)	(6,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on SBL loan	(6,471)	(5,171)
Payments on Shareholder loan	(2,454)	(6,833)
Proceeds from Shareholder loan	295	24,980

Net Cash Provided by Financing Activities	(8,630)	12,976

NET INCREASE (DECREASE) IN CASH	36,872	$(8,808)

CASH POSITION, BEGINNING OF YEAR	49,722	60,701

CASH POSITION, END OF THREE MONTHS PERIOD	86,594	51,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$5,721	$6,459
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES
Interest contributed by stockholder	$4,652	$4,971

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of March 31, 2008. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

The company commenced operations with its first restaurant acquisition as of July 1, 2005. On July 1, 2005, a wholly owned subsidiary, Fastserve Foods Inc., incorporated under the laws of the province of Saskatchewan, Canada, in the City of Regina, was acquired. Fastserve Foods Inc., which changed its name to China Doll Foods Ltd. during the previous fiscal period, operates an established restaurant and sports lounge called China Doll Restaurant and Lounge, located in the City of Regina, in the province of Saskatchewan, Canada. This subsidiary acts as an operating company for all business activities relating to the company’s restaurant businesses in Canada.

3.	CAPITAL STOCK

As of June 30, 2008, the company has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the period ended June 30, 2008, the company had 9,950,000 common shares outstanding.

4.	RELATED PARTY TRANSACTIONS

The total outstanding balance of the shareholder loan as at June 30, 2008 is $211,636 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the nine months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance for the three months ended June 30, 2008. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $4,652 and in the income statement as interest expense for the same amount.

On July 1, 2005, a wholly owned subsidiary, Fastserve Foods Inc., incorporated under the laws of the province of Saskatchewan, Canada, in the City of Regina, was acquired.  Fastserve Foods Inc. operates an established restaurant and sports lounge called China Doll Restaurant and Lounge, located in the City of Regina, in the province of Saskatchewan, Canada. This subsidiary, now known as China Doll Foods Ltd., currently acts as the operating entity for all business activities relating to the company’s restaurant businesses in Canada.

ALLSTAR RESTAURANTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

4.	RELATED PARTY TRANSACTIONS (continued)

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

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months period ended June 30, 2008, the Company has incurred a net loss of $(6,200) and losses from operations in recent prior periods. The company’s current liabilities exceed its current assets by $196,440. These factors may create uncertainty about the Company's ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) Issuing promissory notes in exchange for additional shareholder loans; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements. However, it is anticipated that any future acquisition(s) will not be executed prior to the end of the fiscal year ended 2009; (4) The Company has filed a Form SB-2 Registration statement to the United States Securities and Exchange Commission with the intention of becoming a fully reporting and publicly-traded corporation. We had received a Notice of Effectiveness on August 13, 2007, officially making us a fully reporting Public Company. This will provide additional opportunities in the future for the Company to raise capital via stock offerings.

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

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months period ended June 30, 2008, the Company had a net loss of $(6,200) and an accumulated retained earnings deficit as at June 30, 2008 of $(124,164). The Company intends to fund operations over the next nine to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which may be insufficient to fund its capital expenditures, working capital and other cash requirements over the next nine months to the year ending March 31, 2009. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended June 30, 2008

Total sales for the three months ended June 30, 2008 were $342,316 compared to $265,329 in sales for the three months ended June 30, 2007, representing a 29% increase in period-over-period sales. This increase in sales was the result of a combination of an increased advertising budget, menu price increases, and the continued strength of the Western Canadian economy. Gross profit, herein defined as sales less cost of sales, was $239,943 for the three months ended June 30, 2008, compared to $178,333 in gross profit for the three months ended June 30, 2007.
Our operating expenses were $235,229 for the three months ended June 30, 2008 compared to operating expenses of $185,501 for the three months ended June 30, 2007. Operating expenses increased primarily as a result of an increase in payroll expenses and benefits to $137,208 for the three months period ended June 30, 2008 as compared to $104,550 for the previous three months period ended June 30, 2007. The increase in payroll expenses for the period was the result of a general per-hour wage increase for most staff as a mandated Provincial minimum wage increase came into effect. Also, the addition of some kitchen staff as a result of the trend in increases sales realized for the period was a contributing factor. Depreciation and amortization expense has increased from $20,664 for the three months ended June 30, 2007 to $23,722 for the three months ended June 30, 2008 due to an increase in investment in leasehold improvements that took place during the third and fourth quarters of the most recent fiscal period ending March 31, 2008.

We realized a net loss of $(6,200) for the three months ended June 30, 2008 compared to a net loss of $(18,598) for the three months period ended June 30, 2007.

Operations Outlook

The Company's plan of operations and primary objective for the next nine months to the fiscal period ending March 31, 2009 is to increase its existing restaurant location sales while controlling costs. We will also begin to analyze prospects for acquiring additional restaurant locations to either extend our existing brand concept or look to acquire other existing established restaurant operations.

For our existing restaurant operation, the company intends to reach its sales objectives as follows:

•
Increase marketing expenditures near the end of the second quarter (September) of our fiscal year. We will continue to focus our marketing efforts on continuing to position our restaurant business based on the highly differentiated quality of our core Chinese food menu items as well as our superior customer service both for the dine-in and takeout segments of our business. We will accomplish this by emphasizing the message of “quality with great service” in our print, radio, on-line, and direct mail campaigns which will begin near the end of the summer season.

•	Continue to reinvest in the existing restaurant business where necessary to improve and freshen the interior and exterior appearance,

•	Continue to focus on improving overall customer satisfaction measures through enhanced management and customer service training processes,

•	Bring into effect a menu-wide price increase,

•	Focus on expanding our city-wide delivery and takeout service concept by improving efficiency and utilizing creative and aggressive marketing initiatives,

•	Continue to streamline and standardize our cost and accounting controls systems and procedures.

Allstar Restaurants’ objective and plan for our existing restaurant operation, the China Doll Restaurant, is to continue to strive to increase restaurant sales through increased customer counts in each primary day-part (lunch, dinner and late-night, takeout), selective menu and price promotions and effective marketing of China Doll Restaurant’s competitive attributes of high quality food products, superior taste and value pricing. Over the next three months the number of our employees, in particular kitchen staff, may increase as our sales growth trend continues. We may also extend our operations hours to accommodate a greater customer base, which may also have an impact on overhead expenses.  Management will continue to standardize and document operations procedures with the objective of extending the China Doll Restaurant brand in the future to either additional corporate-owned locations or explore the feasibility of future franchise offerings.

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

Liquidity and Capital Resources

Overview – Three Months Ended June 30, 2008

For the three months period ended June 30, 2008, net cash provided by operating activities was $56,523. Net cash (used) in operating activities for the three months period ended June 30, 2007 was $(15,597). The increase in cash provided by operating activities for the three months period ended June 30, 2008 was primarily due to a substantial increase in sales for the period which was $342,316 as compared to $265,329 for the previous three months ended June 30, 2007.

Cash (used) by investing activities during the three months ended June 30, 2008 was $(11,021). Net cash (used) by investing activities for the three months ended June 30, 2007 was $(6,187).

Net cash (used) by financing activities for the three months ended June 30, 2008 was $(8,630). Net cash provided by financing activities for the period ending June 30, 2007 was $12,976. For the three months period ended June 30, 2008 we made payments to reduce the SBL Loan while receiving no proceeds from financings, which accounted for the net cash (used) by financing activities for the three months ended June 30, 2008.

As at June 30, 2008 we had $86,594 in cash, compared to $51,893 as at June 30, 2007. We had a negative working capital of $(196,440) as at June 30, 2008 compared to a negative working capital of $(198,368) as at June 30, 2007.

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

As noted in Note 4 of the Consolidated Financial Statements of June 30, 2008: During the three months ended June 30, 2008, the principal shareholder provided no additional loans to the company. The total outstanding balance of the shareholder loans as at June 30, 2008 is $211,636, and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries interest but has no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest on the shareholder loan for the three months period ended has been recorded on the income statement as interest expense at the rate of 9.00 % on the outstanding loan balance for the three months ended June 30, 2008. This imputed interest in the amount of $4,652 was recorded on the balance sheet in the form of Additional Paid-In Capital.

On October 4th, 2007, we received clearance from the NASD to have our securities trade publicly on the Over-the-Counter Bulletin Board exchange under the symbol AREN.OB. There is no assurance that a liquid trading market will develop, or, if developed, that it will be sustained. A purchaser of our shares may, therefore, find it difficult to resell our shares publicly should he or she desire to do so. Furthermore, our shares are not marginal and it is unlikely that a lending institution would accept our common stock as collateral for a loan.

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

Dated:  July 29th, 2008

By:  /s/ Terry G. Bowering
        Terry G. Bowering, Chief Executive Officer
        (Principal Executive Officer) Chief Financial Officer,
        Chief Accounting Officer (Principal Financial Officer)