Form 10-Q
period 2008-09-30
ALLSTAR RESTAURANTS
filed 2008-10-30
CIK 1341808

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common, $.001 par value per share: 9,950,000 outstanding as of October 27th, 2008.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ALLSTAR  RESTAURANTS

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$65,502	$49,722
Accounts receivable - other	242	621
Inventory - total	16,736	17,257
Prepaids	6,012	11,846

TOTAL CURRENT ASSETS	88,492	79,446

NET FIXED ASSETS	215,501	254,103

OTHER ASSETS
Deposits	6,439	6,640
Debt Offering Costs	1,887	2,224

TOTAL OTHER ASSETS	8,326	8,864

TOTAL ASSETS	$312,319	$342,413

CURRENT LIABILITIES
Accounts payable and accrued liabilities	65,552	39,462
SBL loan - current portion	26,908	26,070
Shareholder's loan	156,416	212,282

TOTAL CURRENT LIABILITIES	248,876	277,814

LONG TERM LIABILITIES
Long term debt - SBL loan	90,931	108,387

TOTAL LIABILITIES	339,807	386,201

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value,
9,950,000 and 9,950,000 shares issued and outstanding, respectively (Note 3)	9,950	9,950
Additional paid-in capital	117,432	63,740
Currency Translation	760	486
Retained Earnings (Deficit)	(155,630)	(117,964)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(27,488)	(43,788)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$312,319	$342,413

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007

SALES	$330,366	$303,716	$672,682	$569,045
COST OF SALES	106,292	98,878	208,665	185,874

GROSS PROFIT	224,074	204,838	464,017	383,171

OPERATING EXPENSES
Payroll expenses & benefits	140,260	123,943	277,468	228,493
Professional fees	7,504	16,610	28,797	28,675
General administrative expenses	29,138	10,404	46,598	25,813
Marketing & advertising	18,368	6,305	24,789	12,231
Depreciation & amortization	23,281	22,713	47,003	43,377
Rent & utilities	25,882	32,003	55,007	58,890

TOTAL OPERATING EXPENSES	244,433	211,978	479,662	397,479

INCOME FROM OPERATIONS	(20,359)	(7,140)	(15,645)	(14,308)

OTHER EXPENSES
Interest expense	11,107	12,237	22,021	23,667
TOTAL OTHER EXPENSES	11,107	12,237	22,021	23,667

INCOME(LOSS) BEFORE INCOME TAXES	(31,466)	(19,377)	(37,666)	(37,975)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(31,466)	$(19,377)	$(37,666)	$(37,975)

Basic income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,950,000	9,950,000	9,950,000	9,950,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2008	9,950,000	$9,950	63,740	486	(117,964)

Imputed interest on shareholder loan credited to contributed capital(unaudited)	-	-	8,732	-	-

Conversion of shareholder loan to contributed capital (unaudited)	-	-	44,960	-	-

Gain (Loss) on currency translation (unaudited)	-	-	-	274	-

Net Loss for the six months ended September 30, 2008 (unaudited)	-	-	-	-	(37,666)

BALANCE, SEPTEMBER 30, 2008	9,950,000	$9,950	$117,432	$760	$(155,630)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,666)	$(37,975)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & Amortization	47,003	43,377
Contribution of Interest	8,732	10,909
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - other	379	(11,801)
Increase in Inventory	-	-
Decrease (increase) in prepaids	5,498	1,597
(Increase) decrease in deposits	-	-
Decrease in debt offering costs	135	-
Increase (decrease) in accounts payable	24,725	(912)

Net Cash Provided (Used) by Operating Activities	48,806	5,195

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(14,258)	(10,582)

Net Cash Provided (Used) by Investing Activities	(14,258)	(10,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on SBL loan	(12,609)	(10,846)
Payments on Shareholder loan	(6,159)	(35,138)
Proceeds from Shareholder loan	-	24,980

Net Cash Provided by Financing Activities	(18,768)	(21,004)

NET INCREASE (DECREASE) IN CASH	15,780	(26,391)

CASH, BEGINNING OF PERIOD	49,722	60,701

CASH, END OF PERIOD	65,502	34,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$13,289	$23,667
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES
Shareholder loan forgiven credited to Contributed Capital	44,960	-
Interest contributed by stockholder	$8,732	$10,909

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

1.     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of March 31, 2008. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

The company commenced operations with its first restaurant acquisition as of July 1, 2005. On July 1, 2005, a wholly owned subsidiary, Fastserve Foods Inc., incorporated under the laws of the province of Saskatchewan, Canada, in the City of Regina, was acquired. Fastserve Foods Inc., which changed its name to China Doll Foods Ltd., operates an established restaurant and sports lounge called China Doll Restaurant and Lounge, located in the City of Regina, in the province of Saskatchewan, Canada. This subsidiary acts as an operating company for all business activities relating to the company’s restaurant businesses in Canada.

3.     CAPITAL STOCK

As of September 30, 2008, the company has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the period ended September 30, 2008, the company had 9,950,000 common shares outstanding.

4.     RELATED PARTY TRANSACTIONS

The total outstanding balance of the shareholder loan as at September 30, 2008 is $156,416 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the six months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance for the six months ended September 30, 2008. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $8,732 and in the income statement as interest expense for the same amount. During the period, in a non-cash related-party transaction, shareholder loans in the amount of $44,960 were forgiven and credited to Contributed Capital.

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
September 30, 2008 and 2007

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

6.     GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months period ended September 30, 2008, the Company has incurred a net loss of $(37,666) and losses from operations in recent prior periods. The company’s current liabilities exceed its current assets by $160,384. These factors may create uncertainty about the Company's ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) Issuing promissory notes in exchange for additional shareholder loans; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements. However, it is anticipated that any future acquisition(s) will not be executed prior to the end of the fiscal year ended 2009; (4) The Company has filed a Form SB-2 Registration statement to the United States Securities and Exchange Commission with the intention of becoming a fully reporting and publicly-traded corporation. We had received a Notice of Effectiveness on August 13, 2007, officially making us a fully reporting Public Company. This will provide additional opportunities in the future for the Company to raise capital via stock offerings.

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

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

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

We were incorporated on December 22, 2004 under the laws of the State of Nevada originally under the name Nexstar Properties, Inc. By Director’s resolution, on March 30, 2005, the company’s name was changed to Allstar Restaurants. The company’s United States registered corporate agent office is located at 375 N.  Stephanie St., Suite 1411, Henderson, NV, 89014-8909. The mailing address of our registered corporate agent is PO Box 94438, Las Vegas, NV 89193-4438. Our principal executive offices are located at 1458 Broad Street, Regina, Saskatchewan, S4R 1Y9, Canada. The telephone number for our executive office is 306.529.2652. The fax number is 306.352.1597.

We are a restaurant company with the objective of developing into a multi-unit full-service restaurant and food services business. The company was established to pursue opportunities in the family style full-service casual dining segment of the restaurant industry. Allstar Restaurants, through a wholly owned subsidiary called China Doll Foods Ltd. (formerly Fastserve Foods Inc.), acquired on July 1, 2005, currently owns and operates an established restaurant and licensed lounge called China Doll Restaurant and Lounge. This restaurant is located in the city of Regina, in the province Saskatchewan, Canada. This subsidiary, China Doll Foods Ltd., currently acts as the operating company for all business activities relating to the company’s restaurant business(s) in Western Canada. The China Doll Restaurant is currently the only restaurant location operated and wholly-owned by Allstar Restaurants.

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months period ended September 30, 2008, the Company had a net loss of $(37,666) and an accumulated retained earnings deficit as at September 30, 2008 of $(155,630). The Company intends to fund operations over the next nine to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which may be insufficient to fund its capital expenditures, working capital and other cash requirements over the next six months to the year ending March 31, 2009. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended September 30, 2008

Total sales for the three months ended September 30, 2008 were $330,366 compared to $303,716 in sales for the three months ended September 30, 2007, representing an increase of  8.8 % in period-over-period sales. This increase is the result of a combination of an increase in marketing and advertising expenditures and the overall strength of the economy in Western Canada.

Gross profit, herein defined as sales less cost of sales, was $224,074 for the three months ended September 30, 2008, compared to $204,838 gross profit for the three months ended September 30, 2007.

Our operating expenses were $244,433 for the three months ended September 30, 2008 compared to operating expenses of $211,978 for the three months ended September 30, 2007. Operating expense increased primarily as a result of an increase in payroll expenses and benefits, professional fees, and general administrative expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increases in these particular expenses for the period primarily consist of a general per-hour wage increase for most staff and additions to kitchen staff and front-end serving staff, as a result of the trend in increases sales realized for the period. The increase in general administrative expenses were due in part to annual repairs and maintenance expenses in the restaurant during the period.  Professional fees consist largely of accounting, auditing, and legal fees to prepare and audit the year-end financial statements and for the preparation and filing of the company’s 10K-SB and 10-Q filings. Depreciation and amortization expenses for the three months ended September 30, 2008 was $23,281 as compared to $22,713 for the three months ended September 30, 2007. We had no significant fixed asset additions for the period.

We realized a net loss of ($31,466) for the three months ended September 30, 2008 compared to a net loss of ($19,377) for the three months period ended September 30, 2007.

Overview – Six months ended September 30, 2008

Total sales for the six months ended September 30, 2008 were $672,682 compared to $569,045 in sales for the six months ended September 30, 2007, representing an 18.2 % increase in period-over-period sales. This increase in sales was the result of a combination of increased marketing and advertising expenditures, menu price increases during the early part of the period, and the continued strength of the Western Canadian economy. Gross profit, herein defined as sales less cost of sales, was $464,017 for the six months ended September 30, 2008, compared to $383,171 in gross profit for the six months ended September 30, 2007.

Our operating expenses were $479,662 for the six months ended September 30, 2008 compared to operating expenses of $397,479 for the six months ended September 30, 2007. Operating expenses increased primarily as a result of an increase in payroll expenses and benefits to $277,468 for the six months period ended September 30, 2008 as compared to $228,493 for the previous six months period ended September 30, 2007. The increase in payroll expenses for the period was the result of a general per-hour wage increase for most staff as a mandated Provincial minimum wage increase came into effect. Also, the addition of kitchen staff and front-end serving staff, as a result of the trend in increases sales realized for the period was a contributing factor. Depreciation and amortization expense has increased from $43,377 for the six months ended September 30, 2007 to $47,003 for the six months ended September 30, 2008 due to some fixed asset additions during the period.  As a result of part of our strategy to drive increased sales, our marketing and advertising expenditures increased to $24,789 for the period as compared to $12,231 for the same period in 2007. Our general administrative expenses increased for the six months period ended to $46,598 as compared to $25,813 for the same period in 2007, as a result of realizing extensive higher than average annual repairs and maintenance expenses in the restaurant.

We realized a total net loss of $(37,666) for the six months ended September 30, 2008 compared to a net loss of $(37,975) for the six months period ended September 30, 2007.

Operations Outlook

The Company's plan of operations and primary objective for the next six months to the fiscal period ending March 31, 2009 is to increase its existing restaurant location sales while controlling costs. We will also begin to analyze prospects for acquiring additional restaurant locations to either extend our existing brand concept or look to acquire other existing established restaurant operations.

For our existing restaurant operation, the company intends to reach its sales objectives as follows:

•
Increase marketing expenditures in the third quarter (October to December) of our fiscal year. We will continue to focus our marketing efforts on continuing to position our restaurant business based on the highly differentiated quality of our core Chinese food menu items as well as our superior customer service both for the dine-in and takeout segments of our business. We will accomplish this by emphasizing the message of “quality with great service” in our print, radio, on-line, and direct mail campaigns which will begin near the end of the summer season.

•	Continue to reinvest in the existing restaurant business where necessary to improve and freshen the interior and exterior appearance,

•	Continue to focus on improving overall customer satisfaction measures through enhanced management and customer service training processes,

•	Bring into effect a menu price increases to maintain profit margins and to keep up with rising food costs,

•	Focus on expanding our city-wide delivery and takeout service concept by improving efficiency and utilizing creative and aggressive marketing initiatives,

•	Continue to streamline and standardize our cost and accounting controls systems and procedures.

Allstar Restaurants’ objective and plan for our existing restaurant operation, the China Doll Restaurant, is to continue to strive to increase restaurant sales through increased customer counts in each primary day-part (lunch, dinner and late-night, takeout), selective menu and price promotions and effective marketing of China Doll Restaurant’s competitive attributes of high quality food products, superior taste and value pricing. Over the next six months the number of our employees, in particular kitchen staff, may increase as our sales growth trend continues. We may also extend our operations hours to accommodate a greater customer base, which may also have an impact on overhead expenses.  Management will continue to standardize and document operations procedures with the objective of extending the China Doll Restaurant brand in the future to either additional corporate-owned locations or explore the feasibility of future franchise offerings.

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

Liquidity and Capital Resources

Overview – Six Months Ended September 30, 2008

For the six months period ended September 30, 2008, net cash provided by operating activities was $48,806. Net cash provided by operating activities for the six months period ended September 30, 2007 was $5,195. The increase in cash provided by operating activities for the six months period ended September 30, 2008 was primarily due to a substantial increase in sales for the period which was $672,682 as compared to $569,045 for the previous six months period ended September 30, 2007. A substantial increase in accounts payable for the six months period ended September 30, 2008 also contributed to a higher level of net cash provided by operating activities as compared to the same period ended 2007.

Cash (used) by investing activities during the six months ended September 30, 2008 was $(14,258). Net cash (used) by investing activities for the six months ended September 30, 2007 was $(10,582).

Net cash (used) by financing activities for the six months ended September 30, 2008 was $(18,768). Net cash (used) provided by financing activities for the six months period ending September 30, 2007 was $(21,004). For the six months period ended September 30, 2008 we made payments to reduce the SBL Loan while receiving no proceeds from financings, which accounted for the net cash (used) by financing activities for the six months ended September 30, 2008.

As at September 30, 2008 we had $65,502 in cash, compared to $34,310 as at September 30, 2007. We had a negative working capital of $(160,384) as at September 30, 2008 compared to a negative working capital of $(198,368) as at September 30, 2007.

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

As noted in Note 4 of the Consolidated Financial Statements of September 30, 2008: During the six months ended September 30, 2008, the principal shareholder provided no additional loans to the company. The total outstanding balance of the shareholder loans as at September 30, 2008 is $156,416 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries interest but has no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest on the shareholder loan for the six months period ended has been recorded on the income statement as interest expense at the rate of 9.00 % on the outstanding loan balance for the six months ended September 30, 2008. This imputed interest in the amount of $8,732 was recorded on the balance sheet in the form of Additional Paid-In Capital.

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

Dated:  October 27th, 2008

By:  /s/ Terry G. Bowering
       Terry G. Bowering, Chief Executive Officer
       (Principal Executive Officer) Chief Financial Officer,
       Chief Accounting Officer (Principal Financial Officer)