Form 10-Q
period 2008-12-31
ALLSTAR RESTAURANTS
filed 2009-02-04
CIK 1341808

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Common, $.001 par value per share: 9,950,000 outstanding as of January 29th, 2009.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ALLSTAR  RESTAURANTS

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Unaudited)

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$35,283	$49,722
Accounts receivable - other	-	621
Inventory - total	14,485	17,257
Prepaids	9,072	11,846

TOTAL CURRENT ASSETS	58,840	79,446

NET FIXED ASSETS	165,936	254,103

OTHER ASSETS
Deposits	5,573	6,640
Debt Offering Costs	1,633	2,224

TOTAL OTHER ASSETS	7,206	8,864

TOTAL ASSETS	$231,982	$342,413

CURRENT LIABILITIES
Accounts payable and accrued liabilities	35,340	39,462
SBL loan - current portion	23,743	26,070
Shareholder's loan	120,680	212,282

TOTAL CURRENT LIABILITIES	179,763	277,814

LONG TERM LIABILITIES
Long term debt - SBL loan	72,490	108,387

TOTAL LIABILITIES	252,253	386,201

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value, 9,950,000 and 9,950,000 shares issued and outstanding, respectively (Note 3)	9,950	9,950
Additional paid-in capital	119,160	63,740
Currency Translation	(300)	486
Retained Earnings (Deficit)	(149,081)	(117,964)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(20,271)	(43,788)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$231,982	$342,413

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

SALES	$320,286	$344,330	$992,968	$919,574
COST OF SALES	95,800	108,535	304,465	296,434

GROSS PROFIT	224,486	235,795	688,503	623,140

OPERATING EXPENSES
Payroll expenses & benefits	127,715	128,820	405,183	359,802
Professional fees	8,824	7,959	37,621	36,711
General administrative expenses	14,003	13,051	60,601	41,506
Marketing & advertising	14,165	14,873	38,954	27,238
Depreciation & amortization	20,621	22,085	67,624	66,254
Rent & utilities	24,958	28,328	79,965	86,737

TOTAL OPERATING EXPENSES	210,286	215,116	689,948	618,248

INCOME FROM OPERATIONS	14,200	20,679	(1,445)	4,892

OTHER EXPENSES
Interest expense	7,651	12,675	29,672	36,195

TOTAL OTHER EXPENSES	7,651	12,675	29,672	36,195

INCOME(LOSS)BEFORE INCOME TAXES	6,549	8,004	(31,117)	(31,303)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$6,549	$8,004	$(31,117)	$(31,303)

Basic and fully diluted income (loss) per share of common stock	$-	$-	$-	$-

Weighted average number of common shares outstanding, basic and fully diluted	9,950,000	9,950,000	9,950,000	9,950,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2008	9,950,000	$9,950	63,740	486	(117,964)

Imputed interest on shareholder loan credited to contributed capital (unaudited)	-	-	10,460	-	-

Conversion of shareholder loan to contributed capital (unaudited)	-	-	44,960	-	-

Loss on currency translation (unaudited)	-	-	-	(786)	-

Net Loss for the nine months ended December 31, 2008 (unaudited)	-	-	-	-	(31,117)

BALANCE, DECEMBER 31, 2008 (unaudited)	9,950,000	$9,950	$119,160	$(300)	$(149,081)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(31,117)	$(31,303)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & Amortization	67,624	66,254
Contribution of Interest	10,460	15,532
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - other	621	(8,591)
Increase in Inventory	-	-
Decrease (increase) in prepaids	-	(877)
(Increase) decrease in deposits	-	-
Decrease in debt offering costs	-	434
Increase (decrease) in accounts payable	(11,384)	(5,198)

Net Cash Provided (Used) by Operating Activities	36,204	36,251

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(14,258)	(18,555)
Net Cash Provided (Used) by Investing Activities	(14,258)	(18,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on SBL loan	(16,623)	(17,515)
Payments on Shareholder loan	(19,762)	(47,531)
Proceeds from Shareholder loan	-	44,960

Net Cash Provided by Financing Activities	(36,385)	(20,086)

NET INCREASE (DECREASE) IN CASH	$(14,439)	$(2,390)

CASH POSITION, BEGINNING OF PERIOD	49,722	60,701

CASH POSITION, END OF PERIOD	35,283	58,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$19,212	$20,663
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES
Interest contributed by stockholder	$10,460	$15,532

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

The total outstanding balance of the shareholder loan as at December 31, 2008 is $120,680 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the six months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance for the nine months ended December 31, 2008. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $10,460 and in the income statement as interest expense for the same amount. During the period, in a non-cash related-party transaction, shareholder loans in the amount of $44,960 were forgiven and credited to Contributed Capital.

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
December 31, 2008 and 2007

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

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months period ended December 31, 2008, the Company has incurred a net loss of $(31,117) and losses from operations in recent prior periods. The company’s current liabilities exceed its current assets by $(120,923). These factors may create uncertainty about the Company's ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) Issuing promissory notes in exchange for additional shareholder loans; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements. However, it is anticipated that any future acquisition(s) will not be executed prior to the end of the fiscal year ended 2009; (4) The Company has filed a Form SB-2 Registration statement to the United States Securities and Exchange Commission and is now a fully reporting and publicly-traded corporation. We had received a Notice of Effectiveness on August 13, 2007, officially making us a fully reporting Public Company. This will provide enhanced opportunities for the Company should it decide to raise capital via stock offerings in the future.

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

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months period ended December 31, 2008, the Company had a net loss of $(31,117) and an accumulated retained earnings deficit as at December 31, 2008 of $(149,081). The Company intends to fund operations over the next six to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which should be sufficient to fund its capital expenditures, working capital and other cash requirements over the next three months to the year ending March 31, 2009. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended December 31, 2008

Total sales for the three months ended December 31, 2008 were $320,286 compared to $344,330 in sales for the three months ended December 31, 2007, representing a decrease of 6.9 % in period-over-period sales. Given that our reporting currency is the United Sates dollar while our primary operations are in Canadian Dollar currency, this decrease in sales is primarily due to the weaker Canadian dollar and the resulting movement in the currency exchange rate during the period.

Gross profit, herein defined as sales less cost of sales, was $224,486 for the three months ended December 31, 2008, compared to $235,795 gross profit for the three months ended December 31, 2007.

Our operating expenses were $210,286 for the three months ended December 31, 2008 compared to operating expenses of $215,116 for the three months ended December 31, 2007. Operating expense increased primarily as a result of the weaker Canadian dollar and movement in the exchange rate during the period. There were no significant changes in payroll expenses and benefits, professional fees, or general administrative expenses for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Professional fees consist largely of accounting, auditing, and legal fees to prepare and audit the year-end financial statements and for the preparation and filing of the company’s 10K-SB and 10-Q filings. Depreciation and amortization expenses for the three months ended December 31, 2008 was $20,621 as compared to $22,085 for the three months ended December 31, 2007. We had no fixed asset additions for the period.

We realized a net gain of $6,549 for the three months ended December 31, 2008 compared to a net gain of $8,004 for the three months period ended December 31, 2007.

Overview – Nine months ended December 31, 2008

Total sales for the nine months ended December 31, 2008 were $992,968 compared to $919,574 in sales for the nine months ended December 31, 2007, representing an 7.99 % overall increase in period-over-period sales. This increase in sales was the result of a combination of increased marketing and advertising expenditures, menu price increases during the early part of the period, and the continued strength of the Western Canadian economy. Gross profit, herein defined as sales less cost of sales, was $688,503 for the nine months ended December 31, 2008, compared to $623,140 in gross profit for the nine months ended December 31, 2007.

Our operating expenses were $689,948 for the nine months ended December 31, 2008 compared to operating expenses of $618,248 for the nine months ended December 31, 2007. Operating expenses increased primarily as a result of an increase in payroll expenses and benefits to $405,183 for the nine months period ended December 31, 2008 as compared to $359,802 for the previous nine months period ended December 31, 2007. The increase in payroll expenses for the period was the result of a general per-hour wage increase for most staff as a mandated Provincial minimum wage increase came into effect. Also, the addition of kitchen staff and front-end serving staff, as a result of the trend in increases sales realized for the period was a contributing factor. As a result of part of our strategy to drive increased sales and market share, our marketing and advertising expenditures increased to $38,954 for the period as compared to $27,238 for the same period in 2007. Our general administrative expenses increased for the nine months period ended to $60,601 as compared to $41,506 for the same period in 2007, as a result of realizing higher than average expenditures on repairs and maintenance expenses in the restaurant for the period.

We realized an overall total net loss of $(31,117) for the nine months ended December 31, 2008 compared to a net loss of $(31,303) for the nine months period ended December 31, 2007.

Operations Outlook

The Company's plan of operations and primary objective for the next three months to the fiscal period ending March 31, 2009 is to continue to strive to increase its existing restaurant location sales while controlling costs. We will also begin to analyze prospects for acquiring additional restaurant locations to either extend our existing brand concept or look to acquire other existing established restaurant operations.

For our existing restaurant operation, the company intends to reach its sales objectives as follows:

•
Maintain marketing expenditures in the fourth quarter (January 2009 to March 2009) of our fiscal year. We will continue to focus our marketing efforts on continuing to position our restaurant business based on the highly differentiated quality of our core Chinese food menu items as well as our superior customer service both for the dine-in and takeout segments of our business. We will emphasize our message of “quality with great service” in our print, radio, on-line, and direct mail campaigns as we move into the end of the winter season.

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

Allstar Restaurants’ objective and plan for our existing restaurant operation, the China Doll Restaurant, is to continue to strive to increase restaurant sales through increased customer counts in each serving day-part (lunch, dinner and late-night, takeout), selective menu and price promotions and effective marketing of China Doll Restaurant’s competitive attributes of high quality food products, superior taste and value pricing. Over the next three to six months the number of our employees, in particular kitchen staff, may decline slightly as we move into the spring and summer seasons which will allow us to cut overhead costs as sales decline slightly as expected. Management will continue to standardize and document operations procedures with the objective of extending the China Doll Restaurant brand in the future to either additional corporate-owned locations or explore the feasibility of future franchise offerings.

Although we cannot predict with certainty what revenues we can expect during the next twelve months, we believe that we will generate enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we may have an opportunity to raise additional capital to expand our operations through equity financings. However, we cannot guarantee that we will be able to raise that capital, in which event our expansion and operations plans may be required to be altered or even curtailed.

Liquidity and Capital Resources

Overview – Nine Months Ended December 31, 2008

For the nine months period ended December 31, 2008, net cash provided by operating activities was $36,204. Net cash provided by operating activities for the nine months period ended December 31, 2007 was $36,251.

Cash (used) by investing activities during the nine months ended December 31, 2008 was $(14,258). Net cash (used) by investing activities for the nine months ended December 31, 2007 was $(18,555).

Net cash (used) by financing activities for the nine months ended December 31, 2008 was $(36,385). Net cash (used) provided by financing activities for the nine months period ending December 31, 2007 was $(20,086). For the nine months period ended December 31, 2008 we made payments to reduce the SBL Loan as well as reducing the Shareholder Loan, while receiving no proceeds from financings, which accounted for the net cash (used) by financing activities for the nine months ended December 31, 2008.

As at December 31, 2008 we had $35,283 in cash, compared to $58,311 as at December 31, 2007. We had a negative working capital of $(120,923) as at December 31, 2008 compared to a negative working capital of $(198,368) as at December 31, 2007.

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

As noted in Note 4 of the Consolidated Financial Statements of December 31, 2008: During the nine months ended December 31, 2008, the principal shareholder provided no additional loans to the company. The total outstanding balance of the shareholder loans as at December 31, 2008 is $120,680 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries interest but has no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest on the shareholder loan for the six months period ended has been recorded on the income statement as interest expense at the rate of 9.00 % on the outstanding loan balance for the nine months ended December 31, 2008. This imputed interest in the amount of $10,460 was recorded on the balance sheet in the form of Additional Paid-In Capital.

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

Dated:  January 29th, 2009

By:  /s/ Terry G. Bowering
       Terry G. Bowering, Chief Executive Officer
       (Principal Executive Officer) Chief Financial Officer,
       Chief Accounting Officer (Principal Financial Officer)