Form 10-K
period 2009-03-31
ALLSTAR RESTAURANTS
filed 2009-06-22
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark one)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number:  000-52763

ALLSTAR RESTAURANTS
(Name of small business issuer in its charter)

Nevada	20-2638087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1458 Broad Street, Regina, Sask. S4R 1Y9, Canada
Tel: 306-529-2652 Fax:  306-352-1597
 (Operations and Administrative office)
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
Yes ☐ No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The Company's revenues for the most recent fiscal year were $1,282,302.

The aggregate market value of the voting stock held by non-affiliates of the Company on June 18, 2009 was $582,000.

As of June 18, 2009 the Company had 9,950,000 issued and outstanding shares of common stock.

Page i

Part I

Item 1.  Description of Business

Business Development
Allstar Restaurants was incorporated on December 22, 2004 under the laws of the state of Nevada.  The company was originally incorporated under the name Nexstar Corporation, Inc. and changed its name by order of Director’s Resolution on March 30, 2005, to Allstar Restaurants. Our wholly-owned operating subsidiary, China Doll Foods Ltd., (originally called Fastserve Foods Inc.), was acquired on July 1, 2005. China Doll Foods Ltd., doing business as China Doll Restaurant and Lounge, is a full service family-style restaurant and lounge specializing in a Chinese Food Menu. The restaurant operates in the Western Canadian city of Regina, in the province of Saskatchewan, Canada. The acquisition consisted of a share exchange in which all 100 shares of the new subsidiary, owned by our Director, President and C.E.O., Mr. Terry G. Bowering, were exchanged for 5,000,000 common shares in Allstar Restaurants.  The acquisition marked the start of restaurant and business operations for the company. There are no bankruptcies, receivership, or similar proceedings against the parent or operating subsidiary. We intend to develop into a multi-unit food services enterprise through a combination of either franchising our brand and theme concept or by acquiring and developing additional restaurant operations that are capable of offering dine-in, takeout and catering services. With our existing restaurant operation, we are currently focused on developing the “China Doll Restaurant” brand and standardizing our daily operating procedures to prepare for future expansion.

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

Products and Services Offered
Our current restaurant business features a full Chinese food menu for both a full-service dine-in experience as well as a takeout service, which consists of pickup orders and city-wide delivery service. We provide takeout service for our entire menu selection for either lunch time or late evening dining. The restaurant can seat up to 200 people for both our lunch and evening dining. We also cater to large groups for private parties up to 100. All of our meals are individually cooked to order for the customer and targeted at a North American market. We offer over 90 different types of Chinese dishes and items on our menu. Our current kitchen staff consists of all-Asian cooks and Kitchen prep assistants with a combined industry experience of well over 100 years in the food services industry.

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

Currently, we compete with a variety of restaurant companies in our local market. Our principal competitors in our primary market include casual full service dine-in restaurants combined that also have delivery and takeout services and licensed lounges. Most of these types of businesses are long established and privately-owned restaurants. Our primary competitors in the business include (but not limited to) Houston Pizza (5 locations), Western Pizza (10 locations), Trifon’s Pizza (8 locations), Lee’s Chop Suey (3 locations), Regency Palace Restaurant, O.B. Kitchen (2 locations), Angkor Southeast Asian Delight, 4 Seasons Palace and Sports Bar, etc. We will also compete with large National family restaurant chains and franchises such as Pizza Hut (8 locations), East Side Mario’s (2 locations), Boston Pizza (6 locations), and Smitty’s Restaurants (6 locations). As well, we directly compete within our niche segment (Chinese Food only) with approximately 30-35 small to medium sized privately-owned and operated Chinese Food restaurants located in every area of the city.

Many of our larger competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. The Company is aware that certain of its proposed competitors have and may continue to adopt more aggressive pricing or marketing policies. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. The Company believes that the principal competitive factors in its market are brand recognition, location, variety and quality of menu and food services offered, value-added services, management, and quality of staff and service provided.

There can be no assurance that the Company will be able to successfully sustain our competitiveness in our market on an ongoing basis. New restaurant and food service product concepts, changing customer tastes and preferences combined with new restaurant openings of existing competitors, as well as large national franchised competitors moving into the market, may increase the competitive pressures on the Company.

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

Year ended March 31, 2009:	High	Low

April 1, 2008 to March 31, 2009	$0.51	$0.12

To date, none of our outstanding shares of common stock are subject to outstanding options. We have no warrants outstanding. We have registered shares all of the common stock held by existing security holders for resale with the exception of the shareholdings of Terry G. Bowering, our Chairman, President, CEO, and CFO. We currently have 42 shareholders of record.

Shareholders
As of June 18, 2009, there were 42 holders of record of Allstar Restaurants, holding a total of 9,950,000 shares.

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

Overview
Our accumulated deficit as of our year ended on March 31, 2009 was $(164,951) as compared to $(117,964) as of March 31, 2008. During the fiscal year ended March 31, 2008, the deficit increased by $46,987. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our operating expenses are classified into several categories:

▪	Sales Less Gross Profit
▪	Professional Fees
▪	Depreciation & Amortization
▪	General Administrative Expenses
▪	Payroll

Sales for the year ended March 31, 2009 were $1,282,302 as compared to Sales of $1,255,752 for the year ended March 31, 2008. Our Gross Profit (Sales less Cost of Sales) increased from $859,234 for the year ended March 31, 2008 to $896,669 for the year ended March 31, 2009.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $45,609 for the year ended March 31, 2009 and $45,424 for the year ended March 31, 2008.  Professional fees are attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2008 and 2009.

Depreciation and amortization expense charged to operations was $87,115 and $89,859 in 2009 and 2008, respectively.

General Administrative Expenses refer to Repairs & Maintenance, Insurance, Stock Transfer Agent fees, Filing fees, Office Expenses, Restaurant Supplies, and other miscellaneous expenses necessary to run the business on a daily basis. These expenses in aggregate amounted to $76,932 for the year ended March 31, 2009 and $62,607 for the year ended March 31, 2008.

Payroll expenses increased to $535,051 for the year ended March 31, 2009, from $500,066 for the year ended March 31, 2008.

Results of Operations
Sales increased year over year to $1,282,302 from $1,255,752, for the year ended March 31, 2009 versus March 31, 2008, respectively. This represents an increase of 2.1% year-over-year. This is a result of the strength of the Western Canadian economy, a series of menu price increases, and more aggressive marketing strategies and advertising expenditures. With the increase in Sales of 2.1 % over the previous year, we maintained a Gross Profit Margin of 69.9% of Sales, versus 68.4% for the previous year. The slight increase in Sales and Gross Profit year-over-year was a result of a combination of factors including increased marketing expenditures, some menu price increases, and the continued strength of the Western Canadian economy.

We realized a net loss of $(46,987) for the fiscal year ended March 31, 2009, compared to a net loss of $(50,564) for the fiscal year ended March 31, 2008. Total operating expenses for the year ended March 31, 2009 were $906,735 compared to $861,678 for the year ended March 31, 2008. Out of these total expenses for the year ended March 31, 2009, $45,609 represented Professional fees, $535,051 for Payroll expenses, $53,729 for Marketing & Advertising, $108,299 for Rent & Utilities, $87,115 for Depreciation & Amortization, and $76,932 for General Administrative Expenses. All of these expenses increased over the previous period but are consistent with expanding sales and demand.

In particular, Payroll expenses and benefits increased by $34,985, or approximately 7%, to $535,051 for the year ended March 31, 2009. Our Payroll costs for the year ended March 31, 2008 were $500,066. The overall increase in the Payroll Expense is consistent with the increase in sales and demand, the adding of some additional staff as required, as well as pay increases for the senior employees. Also, a major factor contributing to the overall wage rate increase was a series of legislated minimum wage increases by the Provincial Government that took place during the period, which had the effect of driving up wages across the full spectrum of our payroll. Our payroll expenses may increase next year as we add new employees to meet increased demand and possible expansion. In addition, we anticipate another minimum wage increase to go in effect during 2009.

Interest expense for the year ended March 31, 2009 decreased to $36,921, from $48,120 for the year ended March 31, 2008. This decrease in interest expense was due to the ongoing payments made to substantially reduce the principal balances of both the Small Business Loan and the shareholder loan during the year ended March 31, 2009.

We do not expect our rent expenses to increase next year but anticipate an increase in energy costs which may drive up the cost our utilities expenses.

We expect our depreciation expense to decrease in the next year due to a reduced amount of major fixed asset additions for the current fiscal period.

We expect our other administrative expenses to increase in the next year as our legal fees may increase as we further our strategic goals and additional legal advice and/or legal opinions may be required.

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

Liquidity and Capital Resources
For the year ended March 31, 2009, Net cash provided by operating activities was $50,211. Net cash provided by operating activities for the year ended March 31, 2008 was $48,152.

Net cash used by investing activities during the year ended March 31, 2009 was $(11,666). Net cash used by investing activities for the year ended March 31, 2008 was $(21,493). The change in cash used in investing activities is due to a decrease in fixed asset additions for the most recent period. Management determined that there was no need for any significant additions to equipment or leasehold improvements during the year ended March 31, 2009.

Net cash used by financing activities for the year ended March 31, 2009 was $(65,824). Cash used by financing activities for the year ended March 31, 2008 was $(37,638). The cash used by financing activities for the year ended March 31, 2009 was due to a decreased need to fund fixed asset additions combined with ongoing payments made to reduce the principal balances of both the Small Business Loan and the shareholder loan.

At March 31, 2009 we had $22,443 in cash, compared to $49,722 as at March 31, 2008.

PLAN OF OPERATIONS

The Company's primary objective for the next fiscal year ending March 31, 2010 is to continue to increase market share by growing existing restaurant sales through the use of aggressive marketing campaigns. We will focus our marketing efforts on positioning our restaurant business as a provider of premium Chinese Food for both the dine-in and takeout segments of the marketplace. We will maintain our moderately-priced menu while emphasizing the quality of our food and service.

The Company's other objectives for fiscal 2010 are as follows:

•	Improve customer value by offering a wider range services at a variety of prices, i.e. catering to large groups, social club functions, sports team banquets, office parties, etc.
•	Introduce monthly “special occasion” packages for Valentine’s Day, Mother’s Day, Secretary’s Day,
•	Develop quality enhancements based on excellent customer service and products
•	Analyze our core market and to assess its viability for market growth for additional restaurant locations

Our ongoing objective is to increase sales through increased brand awareness through our marketing campaigns and price specials promotions. We will focus our marketing efforts on developing China Doll Restaurant’s competitive attributes consisting of offering quality customer service along with a premium quality Chinese food menu. The Company is exploring the feasibility of developing the Regina and regional market area in terms of additional China Doll locations as well as developing other alternatives to our present operations, such as “Express Takeout” only locations that provide flexibility and low overhead. We may have to retain a Franchise Consulting firm to assist us in this plan. These development plans are highly dependent on the availability of potential sites, lease terms, financing availability and cost, and availability and quality of management and staff personnel.

Growth Strategy
We are incorporating the following strategy to reach our future objectives:

•	Expand our restaurant operations through:
• the addition and development of an additional China Doll Restaurant location in our existing market by end of fiscal year 2010;
• the possible acquisition or development of full-service restaurants operating under other names;
•
Improve our profitability and margins by instituting a new series of menu price increases while at the same time improving operating efficiency of our China Doll Restaurant brand by continuing to streamline, standardize, and document our daily operating procedures;

•	Focus on utilizing creative and aggressive marketing initiatives

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

Working Capital
We had negative working capital of $(86,215) as at March 31, 2009, compared to negative working capital of $(198,368) at March 31, 2008. The reason for the positive change in Working Capital from the previous year is that the shareholder loan, a current liability, was substantially reduced during the 2008/2009 fiscal period.

We fund the growth of our business through a combination of available cash and cash equivalents and cash flows generated from operations. Our Cash Flow generated from operations for the period ended March 31, 2009 was $50,211 as compared to $48,152 for the year ended March 31, 2008.

Additional information regarding our "Liquidity and Capital Resources" is included in Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

As at March 31, 2009 and March 31, 2008, we had cash and cash equivalents of $22,443, and $49,722, respectively. Although we believe we are adequately capitalized for our existing operation, we may need to raise additional capital within the next twelve months to realize our growth objectives. Additional funding may not be available on favorable terms or at all. We cannot predict with certainty what revenues we can expect during the next twelve months, but we believe, based on historical figures, that we will have adequate cash flow from operations to sustain our operations for the next twelve months. However, in order to grow our business through acquisition, we anticipate that we will be required to raise additional capital. We cannot guarantee that we will be able to raise sufficient capital or any capital at all in the future, in which case our operations may not grow as planned.

Competitive Strategy
There are three major ways in which we will create an advantage over our competitors over the next twelve months;

•	Increased monthly marketing expenditures emphasizing name/brand identity, quality service, and value pricing
•	Maximize employee motivation (bonus incentives, group benefits plan to retain and attract high-value staff)
•	Employ innovative new service options (i.e. introduce childrens’ menu, seniors’ menu, promote catering options for special occasion group parties such as sports teams and club gatherings).

Promotion
We expect to significantly increase our planned expenditures for marketing and promotion over the next twelve month period. This is essential to increase awareness of our existing restaurant business and prepare the company for future expansion possibilities. We plan to increase our radio advertising and develop an ongoing direct mail marketing campaign for the September to December peak business period. We will also further develop our web-site and commence an on-line advertising campaign through that medium in a more aggressive manner. We expect that marketing expenses will range approximately $5,000 to $7,000 per month over the next fiscal period.

Personnel
As of June 15, 2009, our management and personnel includes our Chairman, CEO, President, and General Manger of Operations, Terry G. Bowering,

Our restaurant employs 25 people with various degrees of skill and experience.  We have a Head Chef/Kitchen Manager in charge of all food services operations and a Staff Supervisor in charge of all front-of-restaurant customer service staff. Our chief executive, Mr. Bowering, handles all of the responsibilities in the area of corporate administration and business development, as well as capital raising services and is direct liason with our Chief Accountant, whose services we subcontract. In the twelve months ending March 31, 2010, we plan to raise our total number of permanent employees to approximately 30 and we will add two more front-line Chinese cooks to meet anticipated growing demand and to train for future expansion plans.

If our sales and marketing program is successful in growing our sales beyond our current expectations, we may be required to hire new personnel to meet the demand and maintain our high level of customer service.

Future Operations
We are streamlining our operational procedures by standardizing and documenting all processes. These procedures are preparation for future expansion either via Franchising or acquiring additional wholly-owned corporate restaurant locations. We do not anticipate any acquisitions of any new restaurants prior to the third quarter of the next (2009/2010) fiscal year.

Due to our resulting operating deficit, in their report on our audited consolidated financial statements for the period ended March 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We do not expect to incur major auditing and legal expenses in the 2009/2010 fiscal period, therefore, we expect our financial situation to substantially change over future operating quarters. However, we may still incur losses as we will be expending funds for expenses unrelated to the operation of the restaurant business such as auditing and legal expenses necessary to file our required reporting documents and to raise capital in the future as needed.

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

As noted in Note 8 of the Consolidated Financial Statements of March 31, 2009:

a)	As of March 31, 2009, the total loan amount due to the shareholder of $61,591 (2008: $212,282) is uncollateralized, and due on demand.
b)	During the year, the Company paid the director and officer of the Company $63,140 (2008: $42,000) in wages. No directors’ fees were paid.

Item 7. Financial Statements

ALLSTAR RESTAURANTS
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2009

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Allstar Restaurants
Regina, Sask., Canada

We have audited the accompanying consolidated balance sheets of Allstar Restaurants as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allstar Restaurants as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended March 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of Allstar Restaurants' internal control over financial reporting as of March 31, 2009 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
June 18, 2009

American Institute of Certified Public Accountants
Member of Public Company Accounting Oversight Board

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE

	March 31,	March 31,
	2009	2008
	(Audited)	(Audited)
CURRENT ASSETS
Cash	22,443	$49,722
Accounts receivable - other	425	621
Inventory - total	15,980	17,257
Prepaids	9,334	11,846

TOTAL CURRENT ASSETS	48,182	79,446

NET FIXED ASSETS	142,065	254,103

OTHER ASSETS
Deposits	5,415	6,640
Debt offering costs	1,361	2,224

TOTAL OTHER ASSETS	6,776	8,864

TOTAL ASSETS	$197,023	$342,413

CURRENT LIABILITIES
Accounts payable and accrued liabilities	47,471	39,462
SBL loan - current portion	25,335	26,070
Shareholder's loan	61,591	212,282

TOTAL CURRENT LIABILITIES	134,397	277,814

LONG TERM LIABILITIES
Long term debt - SBL loan	62,228	108,387

TOTAL LIABILITIES	196,625	386,201

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value, 9,950,000 and 9,950,000 shares issued and outstanding, respectively (Note 3)	9,950	9,950
Additional paid-in capital	156,098	63,740
Currency Translation	(699)	486
Retained Earnings (Deficit)	(164,951)	(117,964)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	398	(43,788)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$197,023	$342,413

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2008
	March 31	March 31

SALES	$1,282,302	$1,255,752
COST OF SALES	385,633	396,518

GROSS PROFIT	896,669	859,234

OPERATING EXPENSES
Payroll expenses & benefits	535,051	500,066
Professional fees	45,609	45,424
General administrative expenses	76,932	62,607
Marketing & advertising	53,729	43,459
Depreciation & amortization	87,115	89,859
Rent & utilities	108,299	120,263

TOTAL OPERATING EXPENSES	906,735	861,678

INCOME FROM OPERATIONS	(10,066)	(2,444)

OTHER EXPENSES
Interest expense	36,921	48,120

TOTAL OTHER EXPENSES	36,921	48,120

INCOME (LOSS) BEFORE INCOME TAXES	(46,987)	(50,564)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(46,987)	$(50,564)

Basic income (loss) per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,950,000	9,950,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2006	9,950,000	$9,950	$28,377	$(131)	$(35,539)

Imputed interest on shareholder loan credited to contributed capital	-	-	14,706	-	-

Gain on currency translation	-	-	-	35	-

Net Loss for the year ended March 31, 2007	-	-	-	-	(31,861)

BALANCE, MARCH 31, 2007	9,950,000	9,950	43,083	(96)	(67,400)

Imputed interest on shareholder loan credited to contributed capital	-	-	20,657	-	-

Gain on currency translation	-	-	-	582	-

Net Loss for the year ended March 31, 2008	-	-	-	-	(50,564)

BALANCE, MARCH 31, 2008	9,950,000	9,950	63,740	486	(117,964)

Imputed interest on shareholder loan credited to contributed capital	-	-	14,221	-	-

Conversion of loans payable to contributed capital	-	-	77,397	-	-

Contribution of cash	-	-	740	-	-

Loss on currency translation	-	-	-	(1,185)	-

Net Loss for the year ended March 31, 2009	-	-	-	-	(46,987)

BALANCE, MARCH 31, 2009	9,950,000	$9,950	$156,098	$(699)	$(164,951)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008
	March 31	March 31
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(46,987)	(50,564)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & Amortization	87,115	89,859
Contribution of Interest	14,221	20,657
Changes in operating assets and liabilities:
Debt Offering Costs	454	-
Decrease in accounts receivable - other	196	9,714
(Increase) Decrease in Inventory	(2,160)	(3,842)
(Increase) Decrease in prepaids	327	-
(Increase) Decrease in deposits	-	79
Increase (Decrease) in accounts payable	(2,955)	(17,751)

Net Cash Provided by Operating Activities	50,211	48,152

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(11,666)	(21,493)

Net Cash Provided (Used) by Investing Activities	(11,666)	(21,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(22,101)	(22,756)
Payments on shareholder loan	(44,463)	(60,143)
Additional paid In capital	740	-
Proceeds from shareholder loan	-	45,261

Net Cash Provided (Used) by Financing Activities	(65,824)	(37,638)

NET INCREASE (DECREASE) IN CASH	$(27,279)	$(10,979)

CASH POSITION, BEGINNING OF YEAR	49,722	60,701

CASH POSITION, END OF THE TWELVE MONTHS PERIOD	22,443	49,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$22,700	$27,463
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES
Principle interest contributed by stockholder	$91,618	$20,657

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

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

(e)	Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight line over the useful lives as shown at note 3.

(f)	Revenue Recognition Policy

Sales revenue is earned when cash is received and in minimal instances where credit is extended creating a receivable. Credit card and debit card sales consistently represent approximately 65% of sales revenue.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Revenue Recognition Policy

Accounts receivable or house accounts, represent less than 1% of sales. Credit card and debit card sales create credit card receivables on which re-imbursement is normally received in an average of one to three operating days, depending on the type of credit card accepted. The restaurant business currently accepts Visa, MasterCard, American Express, and all types of bank debit cards.

(g)	Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended March 31, 2009 and 2008, the Company expensed $53,729 and $43,459, respectively.

(g)	Income Taxes

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction, and in Canada, respectively.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before March 31, 2005.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. For the year ended March 31, 2009, the company had taken no uncertain tax positions to disclose.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

(h)	New Accounting Pronouncements

SFAS No. 141 (revised 2007), Business Combinations
This Statement fundamentally alters the manner in which the buyer recognizes and measures the assets acquired and liabilities assumed in the business combination and the goodwill related to the business combination.  In particular, the fair value principles in this revised Statement are a major change from Statement No. 141’s cost allocation process.  The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement does not affect the company.

SFAS No. 157, Fair Value Measurements
This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this Statement may change how fair value is determined.  The Statement also expands the required disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is deferred to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. This statement does not affect the company at this time.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements
This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement does not affect the company at this time.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	New Accounting Pronouncements

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities
This Statement requires enhanced disclosures about derivative instruments and hedging activities.  The Statement is effective for financial statements issued for any reporting period that begins after November 15, 2008, regardless of whether that reporting period is the first interim period in the entity’s fiscal year. This statement does not affect the company.

SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60
This Statement clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including recognition and measurement of premium revenue and claim liabilities. The Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period (including interim periods) beginning after May 23, 2008. This statement does not affect the company.

3.	PROPERTY AND EQUIPMENT

		Year Ended 2009		Year Ended 2008
	Useful		Accumulated		Accumulated
	Life	Cost	Depreciation	Cost	Depreciation

Equipment and furniture	5 years	$105,651	$74,905	$126,845	$66,068
Computer equipment	5 years	6,918	4,512	8,482	3,836
Electronic equipment	5 years	26,980	18,016	26,178	15,707
Website	5 years	3,262	2,182	4,000	1,875
Vehicles	5 years	3,724	2,421	4,566	2,055
Leasehold improvements	7 years	239,752	142,186	289,247	115,675
		$386,287	$244,222	$459,318	$205,215

Net book value		$142,065		$254,103

Depreciation expense for the years ended March 31, 2009 and 2008 were $87,115 and $89,859, respectively.

4.	LONG TERM DEBT

The Small Business Term Loan at Conexus Credit Union (Regina, Sask. Canada) carries an interest rate of prime plus 3% secured by a general security agreement over all property of the company and is payable over seven years in equal monthly installments of CAD$ 3,100 (US$ 2,460) including principal and interest. The original loan was in the amount of CAD$ 204,000 (US$ 161,874) of which CAD$ 4,000 (US$ 3,174) is being carried on the balance sheet as Debt Offering Costs and amortized over the seven year term of the loan.

2008

Long term principal balance as of March 31, 2009
$62,228
Current portion due	25,335

Total balance outstanding as of March 31, 2009	87,563

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

4.	LONG TERM DEBT (Continued)

Principle repayments to maturity are as follows:

Year Ending
March 31, 2009	Amount

2010	$25,335
2011	26,764
2012	28,273
Thereafter	7,191
$87,563

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

2010	$48,584
2011	51,283
2012	51,283
Thereafter	-
$151,150

6.	CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the year ended March 31, 2009, the company had 9,950,000 common shares outstanding, compared to 9,950,000 common shares outstanding as of the year ended March 31, 2008.

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

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

7.	INCOME TAXES (Continued)

Net deferred tax assets consist of the following components:

	March 31,
	2009	2008
Deferred tax assets:
NOL Carryover	$38,500	$32,000
Depreciation	22,900	8,600

Deferred tax liabilities:
Depreciation	-	-

Valuation allowance	(61,400)	(40,600)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2009 and 2008 due to the following:

	March 31,
	2009	2008

Book Income	$(18,300)	$(19,700)
Contributed Interest	600

Valuation allowance	17,700	19,700

	$-	$-

At March 31, 2009, the Company had total net operating losses carried forward of approximately $98,600 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the March 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

8.	RELATED PARTY TRANSACTIONS

Since inception of the company, Terry G. Bowering, our Chairman, President, Chief Executive Officer, and principal shareholder, loaned funds to the company. There were no additional shareholder loans made to the company during the 2008/2009 fiscal year. In fact, the shareholder loan was substantially reduced during this period. The outstanding balance of the shareholder loan as at March 31, 2008 was $212,282. The outstanding balance of the shareholder loan as at March 31, 2009 is $61,591 and is shown as a current liability on the balance sheet. This shareholder loan carries no set terms of principal repayment. The shareholder will not make a claim for interest on this loan during the current year or foreseeable future. Imputed Interest has been recorded on the balance sheet at the rate of 8.00 % on the total outstanding loan balance for the period ended March 31, 2009. Additional Paid-In Capital in the form of imputed interest on the shareholder loan in the amount of $14,221 was recorded as interest expense on the Income statement and

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

8.	RELATED PARTY TRANSACTIONS (Continued)

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

The acquisition was executed by exchanging all (100%) of the issued and outstanding common shares (100) of Fastserve Foods Inc., for 5,000,000 common shares issued by Allstar Restaurants. Fastserve Foods Inc.’s common shares were 100% wholly-owned by Terry G. Bowering, our current Chairman, President, Chief Executive Officer. On June 15, 2007, the subsidiary’s name was changed to China Doll Foods Ltd. As of the date of this filing, Terry G. Bowering holds a total of 5,100,000 common shares of Allstar Restaurants.

9.	CURRENCY TRANSLATION

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)       Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)       Non-monetary assets and liabilities, and equity at historical rates, and
iii)     Revenue and expense items at the average rate of exchange prevailing during the period.

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

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2009, the Company has an accumulated deficit of $(164,951) and has incurred a loss from operations for the twelve months then ended. The company’s current liabilities exceed its current assets by $86,215. These factors may create uncertainty about the Company's ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock in additional private placement share offerings as needed in 2009; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements; (4) The company filed a Form SB-2 Registration Statement with the United States Securities and Exchange Commission which has been declared affective as of August 18, 2007,

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

10.	GOING CONCERN (Continued)

making the company fully reporting. As of October 5, 2007, the company received a trading symbol (OTCBB: AREN), and is now publicly traded on the NASD Over-The-Counter Bulletin Board Exchange. The company’s fully reporting and publicly traded status will provide enhanced opportunities for the company to raise capital via private and public stock offerings in the future.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

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

Item 8B. Other Information

None to Report.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of June 18, 2009.

Executive Compensation
The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Age	Position	Term

Mr. Terry G. Bowering (1)	48	President & Director	1 Year

(1)	Mr. Terry G. Bowering is the Chief Executive Officer, President and Chairman of Allstar Restaurants.

We do not have an audit committee, nor do we have a compensation committee at this time. We anticipate forming these committees at a future Board of Directors’ meeting.

Chairman, Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer
Terry G. Bowering was born August 30, 1960, in Canada.

At present, Mr. Bowering is employed as Managing Director and General Manager of China Doll Foods Ltd. (formerly Fastserve Foods Inc.), in Regina, Saskatchewan, Canada. Mr. Bowering oversees the daily business operations of ChinaDoll Foods Ltd., its restaurants and food services business, as well as the corporate development and administrative duties for Allstar Restaurants. Mr. Bowering also acts as an independent Management Consultant offering consultation to private companies on a variety of financial and administrative issues. From 1999 to 2003 Mr. Bowering was a Director and Chief Executive Officer of Netforce Systems Inc., an Internet Services company, based in Antigua, West Indies. Mr. Bowering holds a Bachelor of Administration degree (B.Admin.) in Finance from the University of Regina, and a Master of Business Administration degree (MBA) from the University of Saskatchewan, Canada. Mr. Bowering currently resides in Regina, Canada. Mr. Bowering was appointed to the position of Director on December 22nd, 2004, to serve until his successor has been elected and qualifies.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended March 31, 2009, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Item 10. Executive Compensation

The following table sets forth the salaries and directors’ fees paid to our executives on an annual basis.

Executive Compensation
The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Position	Salary	Directors’ fees

Terry G. Bowering (1)	President & Director	$63,140	$0.00*

(1)   Mr. Terry G. Bowering is the President and Director of Allstar Restaurants.

We currently do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Person	Director’s Position	Stock Based Salary		*Fees		Compensation/Salary		Total
		2008	2009	2008	2009	2008	2009	2008	2009
Terry G. Bowering	Chair, CEO, CFO, CAO	0	0	0	0	$42,000	$63,140	$42,000	$63,140

We currently have one director. As of March 31, 2009, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  June 18, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

Since inception, Terry G. Bowering, our current Chairman, President, Chief Executive Officer, and principal shareholder, loaned funds to the company. There were no additional shareholder loans made to the company during the 2008/2009 fiscal year. In fact, during the 2008/2009 fiscal period, the principal of the shareholder loan was substantially reduced. The outstanding balance of the shareholder loan as at March 31, 2008 was $212,282. The outstanding balance of the shareholder loan as at March 31, 2009 was $61,591. This shareholder loan carries no set terms of principal repayment. The shareholder will not make a claim for interest on this loan during the current year or foreseeable future. Imputed Interest has been recorded on the balance sheet at the rate of 8.00 % on the total outstanding loan balance for the period ended March 31, 2009. Additional Paid-In Capital in the form of imputed interest on the shareholder loan in the amount of $14,221 was recorded as interest expense on the Income statement and credited to Additional Paid-In Capital on the balance sheet.

Item 13.  Exhibits

EXHIBITS

(a)     Audited Consolidated Financial Statements (included in Part 10 of this Report):

            Auditor’s Report
            Consolidated Balance Sheet – March 31, 2009
            Consolidated Statements of Operations and Deficit – March 31, 2009
            Consolidated Statements of Cash Flows – March 31, 2009
            Consolidated Statement of Stockholders’ Equity – March 31, 2009
            Notes to Consolidated Financial Statements – March 31, 2009

(b)     None.

(c)     Exhibit

14.1	Code of Ethics
31.1	Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Item 14. Principal Accountant Fees and Services

Our audit fees have remained consistent the last two years. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

AUDIT FEES.   The aggregate fees billed by our auditors for professional services rendered for the audits of our annual financial statements for the fiscal years ended March 31, 2009 and 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and 10-QSB during the fiscal year ended Mar 31, 2009 and 2008 were $24,875 and $22,000, respectively.

AUDIT RELATED FEES.  We did not incur any fees to auditors for audit related fees during the fiscal years ended March 31, 2009 and 2008.

TAX  FEES.  Our fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended March 31, 2009 were $1,075.

ALL OTHER FEES.  We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal years ended March 31, 2009 and 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTAR RESTAURANTS (Registrant)

By	/s/ Terry G. Bowering
Terry G. Bowering,
Chief Executive Officer, Chief Financial Officer
Chief Accounting Officer

Date	June 18, 2009