Form 10-Q
period 2009-06-30
ALLSTAR RESTAURANTS
filed 2009-08-03
CIK 1341808

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common, $.001 par value per share: 9,950,000 outstanding as of July 29th, 2009.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ALLSTAR  RESTAURANTS

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$22,207	$22,443
Accounts receivable - other	-	425
Inventory - total	17,324	15,980
Prepaids	9,575	9,334

TOTAL CURRENT ASSETS	49,106	48,182

NET FIXED ASSETS	134,691	142,065

OTHER ASSETS
Deposits	5,871	5,415
Debt offering costs	1,351	1,361

TOTAL OTHER ASSETS	7,222	6,776

TOTAL ASSETS	$191,019	$197,023

CURRENT LIABILITIES
Accounts payable and accrued liabilities	57,862	47,471
SBL loan - current portion	28,038	25,335
Shareholder's loan	57,300	61,591

TOTAL CURRENT LIABILITIES	143,200	134,397

LONG TERM LIABILITIES
Long term debt - SBL loan	60,151	62,228

TOTAL LIABILITIES	203,351	196,625

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value, 9,950,000 and 9,950,000 shares issued and outstanding, respectively (Note 3)	9,950	9,950
Additional paid-in capital	162,648	156,098
Currency Translation	(343)	(699)
Retained Earnings (Deficit)	(184,587)	(164,951)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(12,332)	398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$191,019	$197,023

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	June 30,
	2009	2008

SALES	$295,574	$342,316
COST OF SALES	87,606	102,373

GROSS PROFIT	207,968	239,943

OPERATING EXPENSES
Payroll expenses & benefits	130,815	137,208
Professional fees	18,824	21,293
General administrative expenses	16,633	17,460
Marketing & advertising	10,051	6,421
Depreciation & amortization	20,216	23,722
Rent & utilities	24,901	29,125

TOTAL OPERATING EXPENSES	221,440	235,229

INCOME (LOSS) FROM OPERATIONS	(13,472)	4,714

OTHER EXPENSES
Interest expense	6,164	10,914

TOTAL OTHER EXPENSES	6,164	10,914

INCOME (LOSS) BEFORE INCOME TAXES	(19,636)	(6,200)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(19,636)	$(6,200)

Basic income (loss) per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,950,000	9,950,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2009	9,950,000	$9,950	$156,098	$(699)	$(164,951)

Imputed interest on shareholder loan
credited to contributed capital
(unaudited)	-	-	1,337	-	-

Contributed capital
(unaudited)	-	-	5,213	-	-

Loss on currency translation
(unaudited)	-	-	-	356	-

Net Gain for the three months ended
June 30, 2009 (unaudited)	-	-	-	-	(19,636)

BALANCE, JUNE 30, 2009	9,950,000	$9,950	$162,648	$(343)	$(184,587)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(19,636)	$(6,200)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	20,216	23,722
Contribution of interest	1,337	4,652
Changes in operating assets and liabilities:
Decease in accounts receivable - other	425	-
Decrease (increase) in prepaids	-	8,140
Decrease in debt offering costs	-	120
Increase (decrease) in accounts payable	9,227	26,089

Net Cash Provided (Used) by Operating Activities	11,569	56,523

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(817)	(11,021)

Net Cash Provided (Used) by Investing Activities	(817)	(11,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on SBL loan	(6,735)	(6,471)
Payments on shareholder loan	(9,467)	(2,454)
Contributed capital	5,214	-
Proceeds from shareholder loan	-	295

Net Cash Provided by Financing Activities	(10,988)	(8,630)

NET INCREASE (DECREASE) IN CASH	(236)	36,872

CASH POSITION, BEGINNING OF YEAR	22,443	49,722

CASH POSITION, END OF THREE MONTHS PERIOD	$22,207	$86,594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
Interest	$4,827	$5,721
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES
Interest contributed by stockholder	$1,337	$4,652

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of March 31, 2009. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

As of June 30, 2009, the company has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the period ended June 30, 2009, the company had 9,950,000 common shares outstanding.

4.	RELATED PARTY TRANSACTIONS

The total outstanding balance of the shareholder loan as at June 30, 2009 is $57,300. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the most recent three months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $1,337 and in the income statement as interest expense for the same amount.

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

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

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

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months period ended June 30, 2009, the Company has incurred a net loss of $(19,636) and losses from operations in recent prior periods. The company’s current liabilities exceed its current assets by $94,094. These factors may create uncertainty about the Company's ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) Issuing promissory notes in exchange for additional shareholder loans; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements. However, at this time it is anticipated that any future acquisition(s) will not be executed prior to the end of the fiscal year ended 2010; (4) The Company filed a Form SB-2 Registration statement to the United States Securities and Exchange Commission to become a fully reporting and publicly-traded corporation. We received a Notice of Effectiveness on August 13, 2007, officially making us a fully reporting Public Company. This will provide additional opportunities in the future for the Company to raise capital via stock offerings.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events as of July 29th, 2009 and has determined there are no subsequent events to be reported.

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

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months period ended June 30, 2009, the Company had a net loss of $(19,636) and an accumulated retained earnings deficit as at June 30, 2009 of $(184,587). The Company intends to fund operations over the next nine to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which may be insufficient to fund its capital expenditures, working capital and other cash requirements over the next nine months to the year ending March 31, 2010. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended June 30, 2009

Total sales for the three months ended June 30, 2009 were $295,574 compared to $342,316 in sales for the three months ended June 30, 2008, representing a 13.7 % decrease in period-over-period sales. This reported decrease in sales was primarily a result of the increased strength of the U.S. Dollar versus the Canadian Dollar currency exchange rate for the period as compared to the previous period. Gross profit, herein defined as sales less cost of sales, was

$207,968 for the three months ended June 30, 2009, compared to $239,943 in gross profit for the three months ended June 30, 2008. We still maintained a consistent Gross Profit margin of 70% for both periods. Our operating expenses were $221,440 for the three months ended June 30, 2009 compared to operating expenses of $235,229 for the three months ended June 30, 2008. Operating expenses decreased primarily as a result of the decrease in overall sales for the period as our expenses are a consistent percentage of sales each period. The currency fluctuation was also a contributing factor in the overall decrease in total operating expenses for the three months period ended June 30, 2009. Depreciation and amortization expense has decreased slightly from $23,722 for the three months ended June 30, 2008 to $20,216 for the three months ended June 30, 2009 due to the decrease in investment in fixed assets as compared to previous periods.

We realized a net loss of $(19,636) for the three months ended June 30, 2009 compared to a net loss of $(6,200) for the three months period ended June 30, 2008.

Operations Outlook

The Company's plan of operations and primary objective for the next nine months to the fiscal period ending March 31, 2010 is to increase its existing restaurant location sales while controlling costs. We will also begin to analyze prospects for acquiring additional restaurant locations to either extend our existing brand concept or look to acquire other existing established restaurant operations.

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

Allstar Restaurants’ objective and plan for our existing restaurant operation, the China Doll Restaurant, is to continue to strive to increase restaurant sales through increased customer counts in each primary day-part (lunch, dinner and late night, takeout), selective menu and price promotions and effective marketing of China Doll Restaurant’s competitive attributes of high quality food products, superior taste and value pricing. Over the next three months the number of our employees, in particular kitchen staff, may increase as our sales growth trend continues. We may also extend our operations hours to accommodate a greater customer base, which may also have an impact on overhead expenses.  Management will continue to standardize and document operations procedures with the objective of extending the China Doll Restaurant brand in the future to either additional corporate-owned locations or explore the feasibility of future franchise offerings.

We believe that we probably will have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we may have an opportunity to raise additional capital to expand our operations through equity financings. However, we cannot guarantee that we will be able to raise that capital, in which case some of our operational plans may be required to be altered or even curtailed.

Liquidity and Capital Resources

Overview – Three Months Ended June 30, 2009

For the three months period ended June 30, 2009, net cash provided by operating activities was $11,569. Net cash provided by operating activities for the three months period ended June 30, 2008 was $56,523. The decrease in cash provided by operating activities for the three months period ended June 30, 2009 was due to a greater net income loss combined with a smaller increase in accounts payable for the most recent period as compared to the three months ended June 30, 2008.

Cash (used) by investing activities during the three months ended June 30, 2009 was $(817). Net cash (used) by investing activities for the three months ended June 30, 2008 was $(11,021).

Net cash (used) by financing activities for the three months ended June 30, 2009 was $(10,988). Net cash (used) by financing activities for the period ending June 30, 2008 was $(8,630). For the three months period ended June 30, 2009 we continue to make payments to reduce both the SBL loan as well as the shareholder loan while receiving no proceeds from financings. This accounted for the increase in net cash (used) by financing activities for the three months ended June 30, 2009.

As at June 30, 2009 we had $22,207 in cash, compared to $86,594 as at June 30, 2008. Our working capital situation has improved due to a substantial reduction of the outstanding shareholder loan which took place over the last two to three quarters. We had a negative working capital of $(94,094) as at June 30, 2009 compared to a negative working capital of $(196,440) as at June 30, 2008.

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

As noted in Note 4 of the Consolidated Financial Statements of June 30, 2009: During the three months ended June 30, 2009, the principal shareholder provided no additional loans to the company. The total outstanding balance of the shareholder loans as at June 30, 2009 is $57,300 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries interest but has no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest on the shareholder loan for the three months period ended has been recorded on the income statement as interest expense at the rate of 9.00 % on the outstanding loan balance for the three months ended June 30, 2009. This imputed interest in the amount of $1,337 was recorded on the balance sheet in the form of Additional Paid-In Capital.

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

Dated:  July 29th, 2009

By:  /s/ Terry G. Bowering
       Terry G. Bowering, Chief Executive Officer
       (Principal Executive Officer) Chief Financial Officer,
       Chief Accounting Officer (Principal Financial Officer)