Form 10-Q
period 2009-09-30
ALLSTAR RESTAURANTS
filed 2009-11-19
CIK 1341808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52763

ALLSTAR  RESTAURANTS
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada	20-2638087
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

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

Common, $.001 par value per share: 9,950,000 outstanding as of  November 18, 2009.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ALLSTAR  RESTAURANTS

CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

ALLSTAR RESTAURANTS
CONSOLIDATED BALANCE SHEETS

	Sept 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$10,378	$22,443
Accounts receivable - other	-	425
Inventory - total	18,784	15,980
Prepaids	9,172	9,334

TOTAL CURRENT ASSETS	38,334	48,182

NET FIXED ASSETS	127,962	142,065

OTHER ASSETS
Deposits	6,365	5,415
Debt offering costs	1,332	1,361

TOTAL OTHER ASSETS	7,697	6,776

TOTAL ASSETS	$173,993	$197,023

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$51,041	$47,471
SBL loan - current portion	30,801	25,335
Shareholder's loan	56,062	61,591

TOTAL CURRENT LIABILITIES	137,904	134,397

LONG TERM LIABILITIES
Long term debt - SBL loan	57,378	62,228

TOTAL LIABILITIES	195,282	196,625

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value,
9,950,000 and 9,950,000 shares issued and outstanding,
respectively (Note 3)	9,950	9,950
Additional paid-in capital	163,604	156,098
Currency Translation	1,238	(699)
Retained Earnings (Deficit)	(196,081)	(164,951)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(21,289)	398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$173,993	$197,023

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

SALES	$313,156	$330,366	$617,819	$672,682
COST OF SALES	90,220	106,292	180,519	208,665

GROSS PROFIT	222,936	224,074	437,300	464,017

OPERATING EXPENSES
Payroll expenses & benefits	142,218	140,260	278,465	277,468
Professional fees	8,880	7,504	27,784	28,797
General administrative expenses	18,352	29,138	36,691	46,598
Marketing & advertising	9,660	18,368	20,020	24,789
Depreciation & amortization	20,914	23,281	41,827	47,003
Rent & utilities	25,499	25,882	51,166	55,007

TOTAL OPERATING EXPENSES	225,523	244,433	455,953	479,662

INCOME FROM OPERATIONS	(2,587)	(20,359)	(18,653)	(15,645)

OTHER EXPENSES
Interest expense	6,215	11,107	12,477	22,021

TOTAL OTHER EXPENSES	6,215	11,107	12,477	22,021

INCOME (LOSS)
BEFORE INCOME TAXES	(8,802)	(31,466)	(31,130)	(37,666)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(8,802)	$(31,466)	$(31,130)	$(37,666)

Basic income (loss) per share
of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,950,000	9,950,000	9,950,000	9,950,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2009	9,950,000	$9,950	$156,098	$(699)	$(164,951)

Imputed interest on shareholder loan
credited to contributed capital
(unaudited)	-	-	2,575	-	-

Contributed capital
(unaudited)	-	-	4,931	-	-

Loss on currency translation
(unaudited)	-	-	-	1,937	-

Net Loss for the six months ended
September 30, 2009 (unaudited)	-	-	-	-	(31,130)

BALANCE, SEPTEMBER 30, 2009	9,950,000	$9,950	$163,604	$1,238	$(196,081)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(31,130)	$(37,666)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation & Amortization	41,827	47,003
Contribution of Interest	2,575	8,732
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - other	425	379
Increase in Inventory	-	-
Decrease (increase) in prepaids	1,802	5,498
(Increase) decrease in deposits	-	-
Decrease in debt offering costs	266	135
Increase (decrease) in accounts payable	(3,711)	24,725

Net Cash Provided by Operating Activities	12,054	48,806

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,910)	(14,258)

New Cash (Used) by Investing Activities	(3,910)	(14,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on SBL loan	(9,089)	(12,609)
Payments on Shareholder loan	(16,333)	(6,159)
Contributed Capital	5,213	-

Net Cash (Used) by Financing Activities	(20,209)	(18,768)

NET INCREASE (DECREASE) IN CASH	(12,065)	15,780

CASH, BEGINNING OF PERIOD	22,443	49,722

CASH, END OF PERIOD	$10,378	$65,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$9,902	$13,289
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES
Shareholder loan forgiven credited to Contributed Capital	$-	$44,960
Interest contributed by stockholder	$2,575	$8,732

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of March 31, 2009. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

As of September 30, 2009, the company has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the period ended September 30, 2009, the company had 9,950,000 common shares outstanding.

4.	RELATED PARTY TRANSACTIONS

The total outstanding balance of the shareholder loan as at September 30, 2009 is $56,062. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the most recent six months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $2,575 and in the income statement as interest expense.

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
September 30, 2009 and 2008

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

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months period ended September 30, 2009, the Company has incurred a net loss of $(31,130) and losses from operations in recent prior periods. The company’s current liabilities exceed its current assets by $99,570. These factors may create uncertainty about the Company's ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) Issuing promissory notes in exchange for additional shareholder loans; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements. However, at this time it is anticipated that any future acquisition(s) will not be executed prior to the end of the fiscal year ended 2010.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events as of  November 18, 2009 and has determined there are no subsequent events to be reported.

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

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months period ended September 30, 2009, the Company had a net loss of $(31,130) and an accumulated retained earnings deficit as at September 30, 2009 of $(196,081). The Company intends to fund operations over the next nine to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which may be insufficient to fund its capital expenditures, working capital and other cash requirements over the next six months to the year ending March 31, 2010. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended September 30, 2009

Total sales for the three months ended September 30, 2009 were $313,156 compared to $330,366 in sales for the three months ended September 30, 2008, representing a 5.2 % decrease in period-over-period sales. Gross profit, herein defined as sales less cost of sales, was $222,936 for the three months ended September 30, 2009, compared to $224,074 in gross profit for the three months ended September 30, 2008. We still maintained a consistent Gross Profit margin of approximately 70% for both periods. Our operating expenses were $225,523 for the three months ended September 30, 2009 compared to operating expenses of $244,433 for the three months ended September 30,

2008. Operating expenses decreased primarily as a result of the decrease in overall sales for the period as our expenses are a consistent percentage of sales each period. The U.S./Canadian Dollar currency exchange fluctuation was also a contributing factor in the overall decrease in total operating expenses for the three months period ended September 30, 2009. Depreciation and amortization expense has decreased slightly from $23,281 for the three months ended September 30, 2008 to $20,914 for the three months ended September 30, 2009 due to the decrease in investment in fixed assets as compared to previous periods.

We realized a net loss of $(8,802) for the three months ended September 30, 2009 compared to a net loss of $(31,466) for the three months period ended September 30, 2008.

Overview – Six months ended September 30, 2009

Total sales for the six months ended September 30, 2009 were $617,819 compared to $672,682 in sales for the six months ended September 30, 2008, representing in a 8.16% decrease in period-over-period sales. This decrease in sales was due to slightly slower business activity during the summer months. Gross Profit, defined as sales less cost of sales, was $437,300 or the six months ended September 30, 2009, compared to $464,017 in gross profit for the six months ended September 30, 2008.

Our operating expenses were $455,953 for the six months ended September 30, 2009 compared to operating expenses of $479,662 for the six months ended September 30, 2008. Operating expenses decreased during this period which was due in part to the corresponding drop in sales.  Depreciation and amortization expense has decreased from $47,003 for the six months ended September 30, 2008 to $41,827 for the six months ended September 30, 2009 due to reduced fixed asset additions during the period.  Our marketing and advertising expenditures decreased to $20,020 for the most recent six months period as compared to $24,789 for the same period in 2008. Our general administrative expenses for the six months period ended decreased to $36,691 as compared to $46,598 for the same period in 2008.

We realized a total net loss of $(31,130) for the six months ended September 30, 2009 compared to a net loss of $(37,666) for the six months period ended September 30, 2008.

Operations Outlook

The Company's plan of operations and primary objective for the next six months to the fiscal period ending March 31, 2010 is to increase its existing restaurant location sales while controlling costs. We will also begin to analyze prospects for acquiring additional restaurant locations to either extend our existing brand concept or look to acquire other existing established restaurant operations.

For our existing restaurant operation, the company intends to reach its sales objectives as follows:

●
Increase marketing expenditures beginning in the third quarter (October) of our fiscal year. We will continue to focus our marketing efforts on continuing to position our restaurant business based on the highly differentiated quality of our core Chinese food menu items as well as our superior customer service both for the dine-in and takeout segments of our business. We will accomplish this by emphasizing the message of “quality with great service” in our print, radio, on-line, and direct mail campaigns which will begin near the end of the summer season.

●	Continue to reinvest in the existing restaurant business where necessary to improve and freshen the interior and exterior appearance,

●	Continue to focus on improving overall customer satisfaction measures through enhanced management and customer service training processes,

●	Bring into effect a menu-wide price increase program,

●	Focus on continuing to expand our city-wide delivery and takeout service concept by improving efficiency and utilizing creative and aggressive marketing initiatives,

●	Continue to streamline and standardize our cost and accounting controls systems and procedures.

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

We believe that we will have sufficient revenue and cash flow to pay our operating expenses for the next twelve months. We anticipate that we may have an opportunity to raise additional capital to expand our operations through equity financings. However, we cannot guarantee that we will be able to raise that capital, in which case some of our operational plans may be required to be altered or even curtailed.

Liquidity and Capital Resources

Overview – Six Months Ended September 30, 2009

For the six months period ended September 30, 2009, net cash balance was $10,378. Net cash provided by operating activities for the six months period ended September 30, 2009 was $12,054. The decrease in cash provided by operating activities for the six months period ended September 30, 2009 was due to increased payments on accounts payable as compared to the six months ended September 30, 2008.

Cash (used) by investing activities during the six months ended September 30, 2009 was $(3,910). Net cash (used) by investing activities for the six months ended September 30, 2008 was $(14,258).

Net cash (used) by financing activities for the six months ended September 30, 2009 was $(20,209). Net cash (used) by financing activities for the period ending September 30, 2008 was $(18,768). For the six months period ended September 30, 2009 we continue to make payments to reduce both the SBL loan as well as the shareholder loan while only receiving approximately $5,200 in cash proceeds from financings. This accounted for the increase in net cash (used) by financing activities for the six months ended September 30, 2009.

As at September 30, 2009 we had $10,378 in cash, compared to $65,502 in cash as at September 30, 2008. We had a negative working capital of $(99,570) as at September 30, 2009 compared to a negative working capital of $(160,384) as at September 30, 2008.
                           .
We will continue to have professional fees which include accounting, auditing, legal, and statutory filing fees, and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial reports.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base. We expect our other administrative expenses to increase in the next quarter as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will be profitable in the future.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, the following related party transactions have taken place.

As noted in Note 4 of the Consolidated Financial Statements of September 30, 2009: During the six months ended September 30, 2009, the principal shareholder provided no additional loans to the company. The total outstanding balance of the shareholder loans as at September 30, 2009 is $56,062 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries interest but has no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest on the shareholder loan for the three months period ended has been recorded on the income statement as interest expense at the rate of 9.00 % on the outstanding loan balance for the six months ended September 30, 2009. This imputed interest in the amount of $2,575 was recorded on the balance sheet in the form of Additional Paid-In Capital.

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

Dated:  November 18, 2009

By:   /s/ Terry G. Bowering
Terry G. Bowering, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer,
Chief Accounting Officer (Principal Financial Officer)