Form 10-Q
period 2009-12-31
ALLSTAR RESTAURANTS
filed 2010-02-05
CIK 1341808

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Common, $.001 par value per share: 9,950,000 outstanding as of February 5, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

ALLSTAR  RESTAURANTS

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

ALLSTAR RESTAURANTS

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$60,950	$22,443
Accounts receivable - other	-	425
Inventory - total	19,242	15,980
Prepaids	8,709	9,334

TOTAL CURRENT ASSETS	88,901	48,182

NET FIXED ASSETS	110,939	142,065

OTHER ASSETS
Deposits	6,521	5,415
Debt offering costs	1,229	1,361

TOTAL OTHER ASSETS	7,750	6,776

TOTAL ASSETS	$207,590	$197,023

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$74,164	$47,471
SBL loan - current portion	31,970	25,335
Shareholder's loan	55,999	61,591

TOTAL CURRENT LIABILITIES	162,133	134,397

LONG TERM LIABILITIES
Long term debt - SBL loan	50,627	62,228

TOTAL LIABILITIES	212,760	196,625

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock; 75,000,000 shares authorized at $0.001 par value,
9,950,000 and 9,950,000 shares issued and outstanding,
respectively (Note 3)	9,950	9,950
Additional paid-in capital	165,046	156,098
Currency Translation	2,148	(699)
Retained Earnings (Deficit)	(182,314)	(164,951)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,170)	398

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$207,590	$197,023

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

SALES	$379,354	$320,286	$997,173	$992,968
COST OF SALES	102,805	95,800	283,324	304,465

GROSS PROFIT	276,549	224,486	713,849	688,503

OPERATING EXPENSES
Payroll expenses & benefits	160,186	127,715	438,651	405,183
Professional fees	7,274	8,824	35,059	37,621
General administrative expenses	16,873	14,003	53,564	60,601
Marketing & advertising	20,665	14,165	40,685	38,954
Depreciation & amortization	22,588	20,621	64,415	67,624
Rent & utilities	28,403	24,958	79,569	79,965

TOTAL OPERATING EXPENSES	255,989	210,286	711,943	689,948

INCOME FROM OPERATIONS	20,560	14,200	1,906	(1,445)

OTHER EXPENSES
Interest expense	6,792	7,651	19,269	29,672

TOTAL OTHER EXPENSES	6,792	7,651	19,269	29,672

INCOME (LOSS)
BEFORE INCOME TAXES	13,768	6,549	(17,363)	(31,117)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$13,768	$6,549	$(17,363)	$(31,117)

Basic income (loss) per share
of common stock	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,950,000	9,950,000	9,950,000	9,950,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Comprehensive
	Common Stock		Paid In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit

BALANCE, MARCH 31, 2009	9,950,000	$9,950	$156,098	$(699)	$(164,951)

Imputed interest on shareholder loan
credited to contributed capital
(unaudited)	-	-	3,735	-	-

Contributed capital
(unaudited)	-	-	5,213	-	-

Gain on currency translation
(unaudited)	-	-	-	2,847	-

Net Loss for the nine months ended
December 31, 2009 (unaudited)	-	-	-	-	(17,363)

BALANCE, DECEMBER 31, 2009	9,950,000	$9,950	$165,046	$2,148	$(182,314)

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,363)	$(31,117)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation & Amortization	64,415	67,624
Contribution of Interest	3,735	10,460
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - other	425	621
Increase in Inventory	-	-
Decrease (increase) in prepaids	2,532	-
(Increase) decrease in deposits	76	-
Decrease in debt offering costs	-	-
Increase (decrease) in accounts payable	26,692	(11,384)

Net Cash Provided by Operating Activities	80,512	36,204

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,209)	(14,258)

New Cash (Used) by Investing Activities	(6,209)	(14,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on SBL loan	(22,843)	(16,623)
Payments on Shareholder loan	(18,166)	(19,762)
Contributed Capital	5,213	-

Net Cash (Used) by Financing Activities	(35,796)	(36,385)

NET INCREASE (DECREASE) IN CASH	38,507	(14,439)

CASH, BEGINNING OF PERIOD	22,443	49,722

CASH, END OF PERIOD	$60,950	$35,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$15,534	$19,212
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES
Interest contributed by stockholder	$3,735	$10,460

The accompanying notes are an integral part of these consolidated financial statements.

ALLSTAR RESTAURANTS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of March 31, 2009. Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

As of December 31, 2009, the company has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the period ended December 31, 2009, the company had 9,950,000 common shares outstanding.

4.	RELATED PARTY TRANSACTIONS

The total outstanding balance of the shareholder loan as at December 31, 2009 is $55,999. This shareholder loan carries no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest for the most recent six months period ended has been recorded on the balance sheet at the rate of 9.00 % on the outstanding loan balance. Additional Paid-In Capital in the form of imputed interest on the shareholder loan was recorded. The total of this cost is shown on the balance sheet as Additional Paid-In Capital of $3,735 and in the income statement as interest expense.

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
December 31, 2009 and 2008

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

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months period ended December 31, 2009 the Company has incurred a net loss of $(17,363) and losses from operations in recent prior periods. The company’s current liabilities exceed its current assets by $73,232. These factors may create uncertainty about the Company's ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) Issuing promissory notes in exchange for additional shareholder loans; (2) conversion of existing promissory notes into common stock; (3) the company will actively seek to execute additional acquisitions of established restaurant businesses that present opportunities for additional cash flow and value creation via marketing and operational enhancements. However, at this time it is anticipated that any future acquisition(s) will not be executed prior to the end of the fiscal year ended 2010.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

7.	SUBSEQUENT EVENTS

Management has evaluated subsequent events as of February 5, 2010 and has determined there are no subsequent events to be reported.

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

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months period ended December 31, 2009, the Company had a net loss of $(17,363) and an accumulated retained earnings deficit as at December 31, 2009 of $(182,314). The Company intends to fund operations over the next nine to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which may be insufficient to fund its capital expenditures, working capital and other cash requirements over the next three months to the year ending March 31, 2010. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended December 31, 2009

Total sales for the three months ended December 31, 2009 were $379,354 compared to $320,286 in sales for the three months ended December 31, 2008, representing an 18.4 % increase in period-over-period sales. Gross profit, herein defined as sales less cost of sales, was $276,549 for the three months ended December 31, 2009, compared to $224,486 in gross profit for the three months ended December 31, 2009. Our gross profit margin improved slightly to 72.9%

for the three months ended December 31, 2009 from 70% for the three months ended December 31, 2008. Our operating expenses were $255,989 for the three months ended December 31, 2009 compared to operating expenses of $210,286 for the three months ended December 31, 2008. Operating expenses increased primarily as a result of a 25% increase in payroll expenses for the period. Our more aggressive marketing campaign for the period resulted in a 45 % increase in marketing and advertising expenses.

We realized a net gain of $13,768, for the three months ended December 31, 2009 compared to a net gain of $6,549 for the three months period ended December 31, 2008.

Overview – Nine months ended December 31, 2009

Total sales for the nine months ended December 31, 2009 were $997,173 compared to $992,968 in sales for the nine months ended December 31, 2008. Gross Profit, defined as sales less cost of sales, was $713,849 for the nine months ended December 31, 2009, compared to $688,503 in gross profit for the nine months ended December 31, 2008.

Our operating expenses were $711,943 for the nine months ended December 31, 2009 compared to operating expenses of $689,948 for the nine months ended December 31, 2008. Operating expenses increased during the nine months ended December 31, 2009 primarily due to an 8.3 % increase in payroll expenses and benefits. Depreciation and amortization expense had decreased from $67,624 for the nine months ended December 31, 2008 to $64,415 for the nine months ended December 31, 2009 due to reduced fixed asset additions during the period. Our general administrative expenses for the nine months period ended December 31, 2009 decreased to $53,564 as compared to $60,601 for the same period in 2008. Interest expense for the nine months ended December 31, 2009 decreased to $19,269 from $29,672 for the nine months ended December 31, 2008 due to continued debt reduction payments on both the small business loan and shareholder loans.

We realized a total net loss of $(17,363) for the nine months ended December 31, 2009 compared to a net loss of $(31,117) for the nine months period ended December 31, 2008.

Operations Outlook

The Company's plan of operations and primary objective for the next three months to the fiscal period ending March 31, 2010 is to increase its existing restaurant location sales while continuing to control costs. We will also begin to analyze prospects for acquiring additional restaurant locations to either extend our existing brand concept or look to acquire other existing established restaurant operations.

For our existing restaurant operation, the company intends to reach its sales objectives as follows:

●
Continue to maintain our marketing expenditures moving in to the fourth quarter (January) of our fiscal year. We will continue to focus our marketing efforts on continuing to position our restaurant business based on the  quality of our core Chinese food menu items as well as our superior customer service both for the dine-in and takeout segments of our business. We will accomplish this by emphasizing the message of “quality with great service” in our ongoing radio, on-line, and direct mail campaigns.

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

Liquidity and Capital Resources

Overview – Nine Months Ended December 31, 2009

For the nine months period ended December 31, 2009, net cash balance was $60,950. Net cash provided by operating activities for the nine months period ended December 31, 2009 was $80,512. The increase in cash provided by operating activities for the nine months period ended December 31, 2009 was due to increased sales and net gain in the most recent three months of operations combined with a relative decrease in payments on accounts payable as compared to the nine months ended December 31, 2008.

Cash (used) by investing activities during the nine months ended December 31, 2009 was $(6,209). Net cash (used) by investing activities for the nine months ended December 31, 2008 was $(14,258).

Net cash (used) by financing activities for the nine months ended December 31, 2009 was $(35,796). Net cash (used) by financing activities for the period ending December 31, 2008 was $(36,385). For the nine months period ended December 31, 2009 we continued to make payments to reduce both the small business loan (SBL) as well as the outstanding shareholder loan while receiving $5,213 in cash proceeds from contributed capital.

As at December 31, 2009 we had $60,950 in cash, compared to $35,283 in cash as at December 31, 2008. We had a negative working capital of $(73,232) as at December 31, 2009 compared to a negative working capital of $(120,923) as at December 31, 2008.
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

As noted in Note 4 of the Consolidated Financial Statements of December 31, 2009: During the nine months ended December 31, 2009, the principal shareholder provided no additional loans to the company. The total outstanding balance of the shareholder loans as at December 31, 2009 is $55,999 and the full amount is shown as a current liability on the balance sheet. This shareholder loan carries interest but has no set terms of principal repayment. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future. Imputed Interest on the shareholder loan for the three months period ended has been recorded on the income statement as interest expense at the rate of 9.00 % on the outstanding loan balance for the nine months ended December 31, 2009. This imputed interest in the amount of $3,735 was recorded on the balance sheet in the form of Additional Paid-In Capital.

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

None.

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

Dated:  February 5, 2010

By:  /s/ Terry G. Bowering
Terry G. Bowering, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer,
Chief Accounting Officer (Principal Financial Officer)