Form 10-K
period 2009-12-31
China Pharmaceuticals Inc
filed 2010-04-15
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   000-52763

CHINA PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-2638087
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

24th Floor, Building A, Zhengxin Mansion
No. 5 of 1st Gaoxin Rd, Hi-Tech Development Zone
Xi’an City, People’s Republic of China
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 029-82098912-8038

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes     ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2009 was approximately $582,000 (4,850,000 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.12 as quoted by Nasdaq OTC Bulletin Board on June 30, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 9, 2010, there are presently 38,450,000 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

FORWARD LOOKING STATEMENTS

In this annual report, references to “China Pharmaceuticals,” “CFMI,” “the Company,” “we,” “our,” “us,” and the Company’s wholly owned subsidiary, “China Qinba,” “Xi’an Development,” and “Xi’an Pharmaceuticals” refer to China Pharmaceuticals, Inc.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.       Business.

Corporate History

China Pharmaceuticals, Inc. was incorporated in the State of Nevada on December 22, 2004, under the name “Nextar Properties, Inc.”  On March 30, 2005, the company’s name was changed to “Allstar Restaurants.”

The Company was originally established to pursue opportunities in the family style full-service casual dining segment of the restaurant industry.  Allstar Restaurants, through a wholly-owned subsidiary called China Doll Foods Ltd. (f/k/a Fastserve Foods Inc.), acquired on July 1, 2005, owned and operated an established restaurant and licensed lounge called China Doll Restaurant and Lounge located in the city of Regina, in the province Saskatchewan, Canada.  Prior to February 12, 2010, China Doll Foods Ltd. acted as the operating company for all business activities relating to the company’s restaurant business(s) in Western Canada.

Allstar Restaurants incorporated a wholly-owned subsidiary under the laws of the State the Delaware under the name Allstar Acquisitions Co. on February 3, 2010.  Through the steps described in the section entitled “the Merger Transaction” below, on February 12, 2010, the Company acquired control of Xi’an Qinba Pharmaceuticals, Co., Ltd. (“Xi’an Pharmaceuticals”), a pharmaceuticals manufacturer in China, by way of the Company’s acquisition of China Qinba Pharmaceuticals, Inc., a Delaware corporation (“China Qinba”).

In connection with the Merger Transaction and in order to more accurately describe our business, the Company undertook a number of steps to change its name to China Pharmaceuticals, Inc. (the “Name Change Transaction”). On February 4, 2010, Allstar Restaurants incorporated a wholly-owned subsidiary under the laws of the State of Nevada under the name China Qinba Pharmaceuticals, Inc.  Allstar Restaurants filed an amendment to the articles of China Qinba Pharmaceuticals Inc. with the State of Nevada to change its name to China Pharmaceuticals, Inc. on February 16, 2010. Effective March 3, 2010, the Company entered into a plan of merger and reorganization with its subsidiary China Pharmaceuticals, Inc., pursuant to which China Pharmaceuticals, Inc. merged into the Company, and the Company thereby changed its name from “Allstar Restaurants” to “China Pharmaceuticals, Inc.”

Corporate History of Xi’an Pharmaceuticals

China Qinba Pharmaceuticals, Inc. was incorporated on May 29, 2008 under the laws of Delaware. On August 18, 2008, China Qinba formed Xi’an Development Co., Ltd. as a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”) (“Xi’an Development”).

Xi’an Pharmaceuticals, our operating entity, was incorporated in the PRC on October 15, 1969.  Xi’an Pharmaceuticals is in the business of manufacturing, marketing and sales of pharmaceuticals in China.

As described below, Xi’an Development entered into a series of agreements with Xi’an Pharmaceuticals which we believe give us effective control over the operations and business of Xi’an Pharmaceuticals, the entity through which we now operate our business.

On October 28, 2008, Xi’an Development entered into a Management Entrustment Agreement with Xi’an Pharmaceuticals and the shareholders of Xi’an Pharmaceuticals (the “Management Entrustment Agreement”), pursuant to which Xi’an Qinba and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Xi’an Development. Under the agreement, Xi’an Development manages the operations and assets of Xi’an Pharmaceuticals, controls all of the cash flows of Xi’an Pharmaceuticals through a bank account controlled by Xi’an Development, is entitled to 100% of earnings before tax of Xi’an Pharmaceuticals, a management fee, and is obligated to pay all payables and loan payments of Xi’an Pharmaceuticals. In addition, under the terms of the Management Entrustment Agreement, Xi’an Development has been granted certain rights which include, in part, the right to appoint and terminate members of Xi’an Pharmaceuticals’ Board of Directors, hire management and administrative personnel and control decisions relating to entering and performing customer contracts and other instruments. We anticipate that Xi’an Pharmaceuticals will continue to be the contracting party under its customer contracts, bank loans and certain other instruments unless Xi’an Development exercises its option. The agreement does not terminate unless the business of Xi’an Pharmaceuticals is terminated or Xi’an Development exercises its option to acquire all of the assets or equity of Xi’an Pharmaceuticals under the terms of the Exclusive Option Agreement as more fully described below and completes the acquisition of Xi’an Pharmaceuticals.

As consideration for Xi’an Pharmaceuticals to enter into the Management Entrustment Agreement, Xi’an Development, through its parent company China Qinba, issued an aggregate of 25,000,000 shares of China Qinba’s common stock to the shareholders of Xi’an Pharmaceuticals which was allocated based on their respective pro rata ownership of Xi’an Pharmaceuticals.

In order to give Xi’an Development further control over Xi’an Pharmaceuticals, the Xi’an Pharmaceuticals shareholders and Xi’an Development, a wholly owned subsidiary of China Children in the PRC, entered into a shareholders’ Voting Proxy Agreement (the “Voting Proxy Agreement”) whereby the Xi’an Pharmaceuticals shareholders irrevocably and exclusively appointed the members of Xi’an Development’s board of directors, as their proxies to vote on all matters that require shareholder approval from Xi’an Pharmaceuticals, including, without limitation, the right to appoint members of the board of directors of Xi’an Pharmaceuticals. The agreement further provides that Xi’an Pharmaceuticals will appoint all of the board of directors of Xi’an Development as its board of directors and must remove and appoint new members to its board to reflect any changes to the board of Xi’an Development. The agreement terminates upon the exercise of the option by Xi’an Development to purchase the shares of Xi’an Pharmaceuticals as described below.

In connection with the Entrustment Management Agreement and the Voting Proxy Agreement, Xi’an Pharmaceuticals and the Xi’an Pharmaceuticals shareholders entered into an exclusive option agreement (the “Exclusive Option Agreement”) whereby the Xi’an Pharmaceuticals shareholders granted Xi’an Development an irrevocable and exclusive purchase option (the “Option”) to acquire Xi’an Pharmaceuticals’ equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for the equity of a non-PRC entity to be used as consideration for the purchase of a PRC entity’s assets or equity unless the value of the shares are equal to or greater than the value of the enterprise acquired. In addition, there is a lengthy appraisal process which must be approved by the provincial PRC government entities. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future definitive agreements setting forth the kind and value of such consideration. Accordingly, we will consider exercising the Option under such circumstances we believe will be in our best interests and our shareholders and the Exclusive Option Agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the Option we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Xi’an Pharmaceuticals, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. The agreement may be terminated by agreement of all parties or by with 30 days notice.

In order to further solidify Xi`an Development`s rights, benefits and control of Xi’an Pharmaceuticals under the Entrusted Management Agreement, Voting Proxy Agreement and Exclusive Option Agreement, Xi’an Development and the Xi’an Pharmaceuticals shareholders entered into a share pledge agreement (the “Share Pledge Agreement”) whereby the Xi’an Pharmaceuticals shareholders pledged all of their equity interests in Xi’an Pharmaceuticals, including the proceeds thereof, to guarantee the performance by the shareholders of all of the agreements they entered into with Xi’an Development. Upon breach by any of the shareholders of any of the Management Entrustment Agreement, Voting Proxy Agreement, the Exclusive Option Agreement or the Share Pledge Agreement, Xi’an Development is entitled by operation of law to become the beneficial owner of the shares of Xi’an Pharmaceuticals. Prior to termination of the Share Pledge Agreement, the pledged equity interests of Xi’an Pharmaceuticals cannot be transferred without Xi’an Development’s prior written consent. The provisions of the Share Pledge Agreement and the Voting Proxy Agreement work together to give the board of directors of Xi’an Development control over transfers by the shareholders of Xi’an Pharmaceuticals. The agreement will not terminate until agreed to by all of the parties in writing.

As a result of the above-mentioned contractual agreements between Xi’an Development and Xi’an Pharmaceuticals, the Company treats Xi’an Pharmaceuticals as its variable interest entity (“VIE”), for which the Company is the primary beneficiary, and has consolidated its financial statements include the accounts of the Company, Xi’an Development and Xi’an Pharmaceuticals. All inter-company accounts and transactions have been eliminated in consolidation. The Company has adopted FIN 46R which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

The following indicators, among others, contributed to the Company’s determination and classification of Xi’an Pharmaceuticals as its VIE:

●
Xi’an Development has the full right to control and administrate the financial affairs and daily operation of Xi’an Pharmaceuticals and has the right to manage and control all assets of Xi’an Pharmaceuticals. The equity holders of Xi’an Pharmaceuticals as a group have no right to make any decision about Xi’an Pharmaceuticals activities without the consent of Xi’an Development.

●
Xi’an Development was assigned all voting rights of Xi’an Pharmaceuticals and has the right to appoint all directors and senior management personnel of Xi’an Pharmaceuticals. The equity holders of Xi’an Pharmaceuticals possess no substantive voting rights.

●	Xi’an Development will provide financial support if Xi’an Pharmaceuticals requires additional funds to maintain its operations and to repay its debts.

●
Xi’an Development should be paid a management fee equal to 100% of earnings before tax of Xi’an Pharmaceuticals and should assume all operation risks of Xi’an Pharmaceuticals and bear all losses of Xi’an Pharmaceuticals. Therefore, Xi’an Development is the primary beneficiary of Xi’an Pharmaceuticals.

The Merger Transaction

On February 12, 2010, Allstar Restaurants executed and consummated a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Allstar Acquisitions Co., a wholly-owned subsidiary of Allstar Restaurants (“Acquisition Subsidiary”), China Qinba Pharmaceuticals, Inc., a Delaware corporation (“China Qinba”), Terry G. Bowering (the “Parent Controlling Shareholder”), and the majority shareholders of China Qinba (the “Majority Qinba Shareholders”). Guozhu Wang, Guiping Zhang, Xiu’e Xing, Yong Xu, Xiling Gao, Xianhong Xue, Congge Wei and Xiulan Kang comprised the Majority Qinba Shareholders.

Pursuant to the Merger Agreement, China Qinba Pharmaceuticals merged with and into the Acquisition Subsidiary, and all of the shareholders of China Qinba Pharmaceuticals exchanged their shares for an aggregate of 33,600,000 shares of newly issued common stock of the Company. Immediately after the Closing, the Company had a total of 38,450,000 shares of common stock outstanding, with all of  the China Qinba shareholders (and their assignees) owning approximately 87.39 % of the Company’s outstanding common stock, and the balance held by those who held the Company’s common stock prior to the Closing. In addition, pursuant to a share exchange agreement dated February 12, 2010, the Parent Controlling Shareholder transferred 5,100,000 shares of the Company’s common stock for cancellation in exchange for 100% of the issued and outstanding shares of China Doll Foods Ltd., a wholly owned subsidiary of the Company.

Our board of directors (the “Board”) as well as the directors and the Majority Qinba Shareholders each approved the Merger Agreement. Following the Closing Date, Allstar Acquisitions Co. merged with and into China Qinba, which became the surviving entity and our wholly-owned subsidiary.

As a result of the above-mentioned merger transactions, (i) China Qinba became a wholly-owned subsidiary of the Company, (ii) the Company acquired the business of Xi’an Pharmaceuticals as its sole business, and (iii) China Doll Foods Ltd. was spun off from the Company.

The following diagram sets forth the current corporate structure of China Pharmaceuticals, Inc., giving effect to the Name Change Transaction consummated on March 3, 2010:

Subsidiaries

As a result of the Merger Transaction, China Qinba and Xi’an Development are our wholly-owned subsidiaries. Xi’an Pharmaceuticals, the entity through which we operate our business, currently has no subsidiaries, either wholly-owned or partially-owned.

Our Business

Xi’an Pharmaceuticals was formed in October 15, 1969 under the laws of the PRC and is engaged in the research, development, manufacture, packaging, marketing and distribution of pharmaceutical and medical products in China for human use for a variety of diseases and conditions. All of our operations are conducted in the People’s Republic of China where our two manufacturing facilities are located, one in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone. We manufacture pharmaceutical products in the form of capsules, oral solutions, tablets, granules, syrups, medicinal teas, tincture and solutions for injection that are either small volume parenteral solutions that are freeze dried powders or large volume parenteral solutions. Certain of the pharmaceutical products we manufacture are used in the treatment of viral pneumonia, hypotonicity dehydration, viral influenza and many other diseases and indications.

We currently manufacture 85 pharmaceutical products which are sold to numerous distributors who distribute our products pursuant to distribution agreements to licensed healthcare providers such as hospitals, clinics and pharmacies. We currently have 35 active distribution agreements. The raw materials used to manufacture our products include various medicinal herbs such as tumeric and zedoary, which we obtain from specified and qualified suppliers with national qualifications, and sulfamethoxazole, an antibiotic, which is primarily used in the manufacture of Fufang Qiguanyan Pian. We also enter into trading agreements for the supply of many of the materials used to manufacture and package our products including aluminum foil, which we use as the inner packing materials used in tablets production. Xi’an Pharmaceuticals has written agreements with substantially all of its suppliers.  The agreements with three of Xi’an Pharmaceuticals’ largest suppliers each commenced January 1, 2008 and expire December 31, 2010.  These agreements typically provide that the suppliers are to supply product to Xi’an Pharmaceuticals within a specified period of time after Xi’an Pharmaceuticals’ placement of an order.  Typically, Xi’an Pharmaceuticals is required to pay for the products within 60 days of their receipt. The price paid for the products shall be the market price publicized at the time of purchase.

Our focus has been on the development and sale of pharmaceutical products based on traditional Chinese medicines designed to address numerous diseases and indications, with an emphasis on sales to community hospitals and rural medical institutions.

Principal Products

In the fiscal year ended December 31, 2009, our revenues were principally derived from sales of products listed below. We have SFDA1 approval for all medicines and active pharmaceutical ingredients that we market. Detailed information is provided in the table of products below.

We market our pharmaceutical products under numerous brand names, including “Xiaonengren” for our pediatric series of drugs. The following is a list of some of our approved pharmaceutical products and their intended uses.

Table of Products Manufactured by Xi’an Pharmaceuticals

Product No.	Product Name	Indications
1	Metronidazole and Glucose Injection	Varieties of tract infections caused by Anaerobion, trichomoniasis and amebic dysentery.
2	Sodium Chloride Injection	Hypotonicity dehydration solvent or thinner for injection.
3	Glucose and Sodium Chloride Injection	Body fluid loss; supply body fluid, electrolyte, energy preoperation, intraoperation and postoperation.
4	Glucose Injection	Supply energy and body fluid, total, total parenteral nutrition, hypoglycemia, hypertonic solution for dehydrating agent.
5	Compound Sodium Chloride Injection	Hypotonicity dehydration solvent or thinner for injection.
6	Mannitol Injection	Hydrocephalus, glaucoma, edema caused by deep burning or scald, acute renal failure and ascites.
7	Heartleaf Houttuynia Herb Injection	Clear heat, detoxification, promote diuresis. Used for lung abscess, phlegm, cough, urinary tract infections.
8	Sterilized Water for Injection	Solvent of sterilized powder for injection, thinner of injection, or wash solution for operation endoscope in urology Surgery.
9	Zedoary Turmeric Oil and Glucose Injection	Viral pneumonia, viral influenza, encephalitis, myocarditis, viral enteritis, mumps, stomatitis.
10	Zedoary Turmeric Oil and Glucose Injection	Anti-viral drug for children’s viral pneumonia.
11	Citicoline Sodium and Glucose Injection	Irritable neurocranium trauma, disturbance of consciousness after brain operation.
12	Fluconazole Injection	Mycotic infections by candida, cryptococcosis, coccidioidomycosis.
13	Fructose Sodium Diphosphate Injection	Hypophosphataemia angina, acute myocardial infarction and arrhythmia of coronary heart disease and myocardial ischemia of cardiac failure.
14	Matrine and Sodium Chloride Injection	Chronic active hepatitis, chronic prolonged hepatitis.
15	Glycerin Sodium Chloride Injection	High osmosis dehydrant. Reduce high cranial pressure caused by intracerebral hemorrhage, cerebral infarction, trauma, meningitis and brain tumor.
16	Xylitol and Sodium Chloride Injection	Supply heat, improve glycometabolism and remove ketonemia, used as substitute of sugar for diabetics.
17	Ligustrazine Hydrochloride Glucose Injection	Insufficient blood supply, cerebral embolism, angiitis, coronary heart disease, angina.
18	Levofloxacin and Glucose Injection	Respiratory tract infections, urinary tract infections, genital tract infections, skin soft tissue infections, enteral infections, septicemia.
19	Dexamethasone Sodium Phosphate Injection	Hypoadrenocorticism, rheumatoid arthritis, cerebral edema, congenital adrenal cortical hyperplasia.
20	Atropine Sulfate Injection	Toxic shock caused by serious infection, internal organs angina, preanesthetic medication, antiarrhythmic.
21	Kanamycin Sulfate	Systemic infections caused by various gram negative bacteria.
22	Gentamycin Sulfate	Urinary tract infection, septicemia, skin soft tissue infection, enteral infection caused by ordinary pathogen and preoperative prophylactic medication.

_____________________
1The Chinese government agency, SFDA, is analogous to the Food and Drug Administration (“FDA”) in the United States. Unlike the FDA, however, the SFDA provides intellectual property and competitive protection to certain classes of approved drugs.

23	Hydrocortisone Injection	Toxic symptom caused by various infections, hypocorticoidism caused by various infections, anaphylactic shock.
24	Lappaconitine Hydrobromide for Injection	Non-addictive analgesics, strong analgesic effect, have effect of local anaesthesia, temperature reduction, antifebrile and detumescence.
25	Vitamin B12 Injection	Pernicious anemia, megaloblastic anemia, anemia caused by antifolate drugs, stearrhea.
26	Procaine Hydrochloride Injection	Local anesthetics, used for infiltration anesthesia, mental conduction block.
27	Bupleurum injection	Clear heat, relieve exterior syndrome, for cold treatment. Fever of influenza and malaria.
28	Lidocaine hydrochloride Injection	Local anesthetics, antiarrhythmic.
29	Analgin Tablets	Clear heat and kill pain.
30	Compound Sulfamethoxazole Tablets	Sulfa antibacterial drug.
31	Inosine Tablets	Coenzyme drug, improve metabolism, for various liver and heart diseases, leukocytopenia, central retinitis, optic atrophy.
32	Metronidazole Tablet	Amebicide, antitrichomonal agent, Anti-anaerobic bacteria.
	Vitamin C Tablets	Vitamin C, prevent and treat scurvy.
34	Occrycetin Tablets	Broad spectrum antibiotics. Used for rickettsiosis, brucellosis, mycoplasmalpneumonia, Chlamydia infection, sensitive Gram-positive cocci, subinfection caused by coccus-negative.
35	Lidan Paishi Pian	Clear heat and promote diuresis, cholagogue and remove calculi, biliary tract infection, cholecystitis.
36	Rhubarb Sodium Bicarbonate Tablets	Stomachic and acid making. Used for inappetence and hyperchlorhydria.
37	Dried Yeast Tablets	Vitamin medicine.
38	Berberine Hydrochloride Tablets	Antibacterial drug, used for intestinal infection of dysentery bacillus.
39	Compound Tablet of Fritillary Bulb	Clear lung heat, eliminate phlegm, and relieve cough and asthma. Used for wind cold cough and asthma, chest distress, acute and chronic bronchitis.
40	compound tablet of red sage root	Activate blood and dissolve stasis, regulate vital energy and alleviate pain, used for chest distress and angina.
41	Qinghuo Zhimai Pian	Clear heat, detoxification and purgation.
42	Xanthinol Nicotinate Tablets
Ischemic cerebrovascular diseases like cerebral infarction and thrombosis, brain damages like apoplectic sequela, cerebral trauma, brain surgery sequela, also used for thromboangitis obliterans and phlebitis.

43	Tolperisone Hydrochloride Injection	Central muscle relaxant, vasodilatation. Increase blood volume, used for atherosclerosis and apoplexy sequela.
44	Fufang Huzhang Anmin Pian	Clear heat and detoxification, used for fever, rhinorrhoea, headache, faucitis.
45	Berberine Hydrochloride and Trimethoprim Tablets	Gastroenteropathy caused by sensitive bacteria, intestinal infection like bacillary dysentery.
46	Fufang Qiguanyan Pian	Relieve inflammation, reduce phlegm, relieve asthma, for acute and chronic bronchitis.
47	Qinggan Pian	Clear heat and detoxification, cholagogue and remove calculi. Used for cold and fever, throat irritation, parotitis, muggy jaundice.
48	Paracetamol,Caffein,Atificial Cow-bezoar and chlorphenamine Maleate Tablets	Relieve fever, headache, blocked nose, sore throat and sneezing caused by common cold and influenza.
49	Sanhuang Pian
Clear heat and detoxification, purge pathogenic fire, purgation. Used for body heat, conjunctival congestion, ulcers in mouth and nose, throat irritation, bleeding gum, upset and thirsty, yellow urine, constipation, acute gastroenteritis, and dysentery.

50	Norfloxacin Capsules	Urinary tract infections, gonorrhoea, prostatitis, enteral infections, typhia, salmonella bacteria infections.
51	Paracetamol,Caffein,Atificial Cow-bezoar and chlorphenamine Maleate capsules	Relieve fever, headache, blocked nose and sore throat caused by common cold and influenza.

52	Compound Rifampicin Capsules
Various tuberculosis, improve tolerance with other anti-tuberculosis drugs, shorten treatment period, reduce adverse reaction, defer occurrence of antibiotic-resistant bacteria. Used for extrapulmonary tuberculosis, lepriasis, common bacterial infections.

53	Pediatric Paracetamol Atificial Cow-bezoar and Chlorphenamine Maleate Granules	Relieve headache, fever, sore throat and blocked nose caused by cold.
54	Isatis Root Granules	Clear heat and detoxification, cool blood, relieve sore throat, detumescence. Used for body heat, sore throat, tonsillitis and parotitis.
55	Yinhua Ganmao Chongji	Clear heat, relieve exterior syndrome, relieve sore throat, cold, fever, headache, throat irritation.
56	Ganmao Tuire Keli	Clear heat and detoxification. Used for respiratory tract infection, acute tonsillitis and faucitis.
57	Runhou Yaocha
Good for lung and can reduce internal heat, smooth throat, purge, engender saliva, relieve sore throat, clear throat, invigorate spleen, nourish kidney and revive energy. Used for dry throat, sore throat, foreign body sensation.

58	Inosine Oral Solution	Coenzyme drug, improve metabolism, for various liver and heart diseases, leukocytopenia, thrombocytopenia central retinitis, optic atrophy.
59	Compound Guaiacol Potassium Sulfonale Oral Solution	Relieve cough and phlegm.
60	Xiao’aiping Koufuye
Anticancer, relieve asthma, diminish inflammation. Used for esophageal cancer, gastric cancer, lung cancer, liver cancer, Lymphoma, colon cancer, Cervical cancer, septicemia. Also for radiation treatment, chemotherapy, post-operation treatment, chronic bronchitis, bronchial asthma.

61	Qiangli Pipa Lu	Nourish yin and clear lung heat, relieve cough, eliminate phlegm, repeated cough, bronchitis.
62	Xiao’er Zhike Tangjiang	Clear phlegm and relieve cough. Used for pediatric cough caused by cold.
63	Zhike Pipa Lu	Clear lung heat, relieve cough, eliminate phlegm. cough, phlegm, xerostomia caused by wind-heat. Used for bronchitis cough and pediatric cold.
64	Banxia Tangjiang	Clear cough and reduce phlegm, and bronchitis.
65	Fritillary and Loquat Syrup
Clear heat and ventilate lung, clear phlegm and relieve cough. Used for cough and phlegm, sore and swelling throat, chest distress, cold, chronic bronchitis caused by wind heat invading lung and internal heat.

66	Fei’er Tangjiang	Pediatric nutrient, hypofunction of spleen and stomach, do not feel like eating.
67	Sufei Ke Tangjiang	Cough and phlegm, bronchitis.
68	Zinc Sulfate Syrup	Anti zinc deficiency drug, used for pediatric slow growth, malnutrition, anorexia, oral ulcer, post-surgery wound healing caused by zinc deficiency.
69	Orange Tincture	Fragrant and promote digestion.
70	Weiling Heji	Nourish yin and blood, soothe nerves. Used for over fatigue, neurasthenia, amnesia and insomnia.
71	Methylrosanilinium Chloride Solution	Sterilization and antisepsis. Used for superficial injury, anabrosis, ulcer and skin infection.
72	Merbromin Solution	Skin mucosa ulcer and injury sterilization.
73	Iodine Tincture	Sterilization and antisepsis.
74	Zingiberis Tincture	Promote digestion and dispel cold.
75	Weiling Heji	Promote digestion, acid-making, kill pain. Used for gastritis, gastric ulcer and duodenal ulcer.

76	Baixuanxiatare Pian
Clear unusual mucilaginous substance, bile, sepsis, detumescence, antipruritics. Used for tinea manuum, tinea corporis, tinea pedis, tinea versicolor, psoriasis, allergic dermatitis, shingles and acne.

77	Isosor Bide Mononitrate Injection	Long term treatment of coronary heart disease, prevent angina, continuous angina treatment of post myocardial infarction, treat chronic congestive heart disease with digitalis or diuretics.
78	Azithromycin for Injection
Used for infection caused by sensitive strains, like intravenous drip of community-acquired pneumonia caused by Chlamydia pneumoniae, mycoplasma pneumoniae, staphylococcus aureus, streptococcus pneumoniae.

79	Clindamycin Phosphate Injection	Serious infection caused by staphyloccus aureus and anaerobic bacteria. Ideal effect of osteomyelitis caused by sensitive bacteria.
80	Fleroxacin	Mainly used for systematic infection treatment, like acute respiratory infection, urinary infection, gynecological infection, ordinary otolaryngology infection and skin soft tissue infection.
81	Naoxinqing Capsule
Increase pipe, vein and brain blood, improve blood and oxygen supply status of heart and brain tissue, and increase electrophoretic mobility of erythrocyte. Used for coronary heart disease, angina, cerebral arteriosclerosis, ischemic cerebrovascular disease.

82	Weili Capsule	Kill pain and promote circulation, digestion and gall. Used for improper diet, phlegm, vomit, stomachache, bad appetite, constipation, acute gastritis and cholecystitis.
83	Zhiyanxiao Capsule
Clear heat and detoxification, promote circulation, stop bleeding, kill pain and swelling. Used for old patients’ hemorrhoids symptom like dyschizia, hematochezia hemorrhoids inflammation and anal fissure.

84	Yinyangsuo Capsule	Treat renal and impotence, promote body fluid production. Used for impotence, ache and weak at waist and knee, body fluid deficiency, and dizziness.
85	Stanch Capsule	Clear heat and cool blood. Used for menorrhagia, nose bleed, hemoptysis, hematemesis and emptysis caused by blood heat.

Marketing and Sales

We have a trained marketing team and maintain sales offices or agents in approximately 30 provinces throughout China. The sales network covers approximately 146 cities and is staffed by approximately 168 sales representatives with an average per representative of a decade of pharmaceuticals sales experience.

In accordance with the Drug Control Law of the Peoples Republic of China, we use a distribution system comprised of independent regional distributors. In our typical distribution contract, a distributor will be provided with certain sales targets (an annual sales income level) for the term of the agreement according to a set retail price. We are responsible for guaranteeing the quality of the products. At the end of the term, we pay the distributor a commission based upon the annual sales made by the distributor. The distributor is provided a rebate for each product sold, which rebate increases as the sales volume increases. If the distributor completes the sales minimum within the prescribed period, the distributor will be given greater economic incentives and future distribution opportunities. If the distributor fails to complete the sales task within the prescribed period, we will not renew our contract with the distributor and instead will sign with other competent distributors. We also sell pharmaceutical products via the Internet and deliver product information on certain professional websites.

During the fiscal year ended December 31, 2008, sales of Sodium Chloride Injection 250 ML accounted for 10.68% of our revenues. During the fiscal year ended December 31, 2008, no one product accounted for more than 10% of Xi’an Pharmaceuticals revenues; however, sales of Qiangli Pipa Lu 100ml accounted for approximately 5.9% of revenue and several products accounted for in excess of 3% of revenue.

In the fiscal year ended December 31, 2007, Xi’an Pharmaceuticals three largest customers were Xi’an Ruihua Pharmaceutical Co., Ltd., Zhejiang Jiaxin Medical Corporation, Ltd and Datong Zhenhua Pharmaceuticals Co., Ltd. They accounted for 9.66%, 5.77% and 5.99% of revenues in 2007, respectively. In the fiscal year ended December 31, 2008, its five largest customers were Xi’an Ruihua Pharmaceutical Co., Ltd., Baoji City Pharmaceutical Station, Xinyang City Medical Group Co., Ltd., Beijing Shanlinhai Commerce and Trade Co., Ltd., Datong Zhenhua Pharmaceuticals Co., Ltd. They accounted for 9.34%, 9.30%, 8.57%, 8.37% and 8.36% of revenues in 2008, respectively.

During the year ended December 31, 2008, we spent $155,275 on marketing.  During the fiscal year ended December 31, 2007, we spent $121,488 on marketing.

Production

We manufacture and package our products at two factories, one located in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone, China. Both facilities are in compliance with Good Manufacturing Practice (GMP) standards and have three GMP certificates dated March 9, 2006 (Certificate No. H0192 for Xi’an Production Base), January 8, 2007 (Certificate No. H4109 for Xi’an Production Base) and January 8, 2007 (Certificate No. H4119 for Hanzong Production Base), respectively. The certificates remain valid until March 8, 2011, January 7, 2012 and January 7, 2012, respectively. All of the complete production lines at each facility meet international food and drug safety guidelines.

The Hanzhong factory, which was built in 1970, is approximately 12,000 square meters with 800 square meters of sterilized area. This production facility has two production lines for high-volume injection and produces 38 pharmaceutical products with different specifications. This production facility primarily manufactures products of infusion kind. This production facility has 47 sets of machines and supporting parts for pharmaceutical production from domestic and foreign suppliers.

The Xi’an Jinghe factory, which was built in 2006, is approximately 21,000 square meters with 7,000 square meters sterilized area and 15,000 square meters verdurization area. This facility primarily produces low-volume injection, troches, capsules, granules, species, syrups, oral solutions, tincture mixture and lyophilized powder injections. This production facility has 219 sets of machines.

Each facility is an independent production base that can process all stages of production, from raw materials to finished goods, including packaging. We obtain our packing materials from Xi’an No. 1 Printing Factory and we obtain the aluminum foil used in tablet production from Xi’an Haoyu Packing Co., Ltd.

We purchase our raw materials from approximately 100 suppliers. We generally utilize more than three suppliers for each raw material.

Quality Control

Our production facilities are designed and maintained with a view towards conforming with good practice standards. To comply with GMP operational requirements, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our Quality Control department is responsible for maintaining quality standards throughout the production process. Quality Control executes the following functions:

●	setting internal controls and regulations for semi-finished and finished products;
●	implementing sampling systems and sample files;
●	maintaining quality of equipment, instruments, reagents, test solutions, volumetric solutions, culture media and laboratory animals;
●	auditing production records to ensure delivery of quality products;
●	monitoring the number of dust particles and microbes in the clean areas;
●	evaluating stability of raw materials, semi-finished products and finished products in order to generate accurate statistics on storage duration and shelf life;
●	articulating the responsibilities of Quality Control staff; and
●	on-site evaluation of supplier quality control systems.

Competition

The pharmaceutical industry within China is intensely competitive and is characterized by rapid and significant technological progress, and our operating environment is increasingly competitive. Our competitors include large pharmaceutical companies, including Xi’an Jingxi Shuanghe Pharmaceuticals Co., Ltd., that currently engage in or may engage in efforts related to the discovery and development of new pharmaceuticals.

Western pharmaceutical products have more than half of the market share of medications used in China to treat the medical indications that our pharmaceutical products treat, with Chinese pharmaceutical products making up the next largest part of the market. Western medicine is all made from chemosynthesis products, while Chinese medicine is made from botanical, animal and mineral components.

There are certain opportunities for growth through the following growth strategies:

Rapidly growing Chinese pharmaceutical market. With approximately one-fifth of the world’s population and a fast-growing gross domestic product, China represents a significant potential market for the pharmaceutical industry. We believe the significant expected growth of the pharmaceutical market in China is due to factors such as robust economic growth and increased pharmaceutical expenditure, aging population and increased lifestyle-related diseases, government support of the pharmaceutical industry, the relatively low research and development and clinical trial costs in China as compared to developed countries, as well as the increased availability of funding for medical insurance and industry consolidation in China.

Currently China has about 3,500 drug companies, falling from more than 5,000 in 2004, according to government figures. The number is expected to drop further due to trends in the industry’s consolidation. The domestic companies compete in the $10 billion market without a dominant leader. Most often cited adverse factors include a lack of protection of intellectual property rights, a lack of visibility for drug approval procedures, a lack of effective governmental incentives, poor corporate support for drug research and differences in the treatment in China accorded to local and foreign firms. The profile of the pharmaceutical industry in China remains very low. China accounts for 20% of the world’s population but only 1.5% of the global drug market. As of 2008, China is the world's eighth largest drug market.

New Product Development. We will continue to evaluate and develop additional product candidates, both through our in-house research and development department and working with our research and development partners, to expand our pipeline where we perceive an unmet need and commercial potential. We will face the risk that in developing new products we may spend substantial sums of money and the new products developed may not effectively meet the perceived need or may not be successfully commercialized.

Focus on brand development. With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. The company intends to focus its brand development efforts on building its existing brand names with the intent on it becoming a leading medicine brand in China.

Marketing and Sales Function. We intend to grow our internal marketing and sales function and increase our relationships with other distributors to expand the distribution and presence of our pharmaceutical products. In expanding market share of our products, we intend to take advantage of our large manufacturing scale and reasonable cost control mechanisms, and our strong sales network. In addition, our goal is to establish our products as a preferred choice for medicines in local pharmacies. We hope to add other pharmaceutical products into this channel over the next few years. We may face risks in obtaining adequate quantities of raw materials at reasonable prices in order to meet increased demand for our products that result from any growth. In seeking additional employees, sales representatives, and distributors, we will compete with many other established pharmaceutical manufacturers that may have greater resources than we do.

Low cost producer. Our continuing success in optimizing our manufacturing processes and minimizing our production costs provides us with a competitive advantage.

Government sponsored industry consolidation presents opportunities for acquisitions. China’s thousands of domestic companies account for 70 percent of the pharmaceutical market. Anticipating the effects of WTO entry and in an effort to compete with foreign firms, the Chinese government has decided to nurture its own large pharmaceutical companies, by encouraging the consolidation of its government-owned companies which, even though the company is not government-owned, may also present the company with acquisition opportunities. To this end, the Chinese State Economic and Trade Commission (SETC) announced plans to consolidate the industry and support the development of 10 to 15 largest pharmaceutical firms. According to government statistics China currently has about 3,500 drug companies, down from over 5,000 in 2004. The number is expected to drop further. As the industry undergoes further consolidation, the Company may have the opportunity to grow by acquisition.

Raw Materials and Principal Suppliers

The raw materials used to manufacture our products include various medicinal herbs, which we obtain from numerous qualified suppliers with national qualifications. We also enter into trading agreements for the supply of many of the materials used to manufacture and package our products. Xi’an Pharmaceuticals Jinghe Branch has written agreements with substantially all of its suppliers.

The five largest suppliers of Xi’an Pharmaceuticals (Jinghe Branch) in 2009 are as follows:

	Supplier	Product	%
1	Shaanxi Daxin Plastics Co., Ltd.	Packaging Materials	19
2	Xi’an Acetar Bio-Tech Co. Ltd.	Raw Material and Supplementary	14%
3	Kanghua Package Co. Ltd.	Packaging Materials	6%
4	Jieli Carton Company in Chenchang District, Baoji City	Packaging Materials	6%
5	Xi’an No. 1 Printing Factory	Packaging Materials	6%

The five largest suppliers of Xi’an Pharmaceuticals (Hanzhong Branch) in 2009 are as follows:

	Supplier	Product	%
1	Shaanxi Daxin Plastics Co., Ltd.	Raw Materials and Packaging Materials	23
2	Xi'an Xihu Glass Co., Ltd.	Raw Material and Packaging Materials	16
3	Shaanxi Dayang Label Co. Ltd.	Raw Material and Packaging Materials	6%
4	Shandong Zibo Maosheng Pharmaceuticals Package Co. Ltd.	Raw Material and Packaging Materials	6%
5	Proportion of Purchase from Shandong Zibo Maosheng Pharmaceutical Package Co. Ltd.	Raw Material and Packaging Materials	6%

Intellectual Property

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

We have numerous trademarks evidenced by Trademark Registration Certificates for our pharmaceutical products, including all kinds of injections tablets, capsules, syrups, oral solutions, medicinal liquor and tincture. These trademarks distinguish our pharmaceutical products from those of our competitors. We regard our trademarks, copyrights domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success, and we rely on trademark and copyright law, trade-secret protection, and confidentiality and \or license agreements with our employees, customers, partners, suppliers and others to protect or proprietary rights. In an effort to protect our intellectual property, all of our employees are required to follow our confidentiality principles. We have received trademark registration certificates for the following marks: XiaoNengRen, ShuangTu, JiaYi, LuoYiShu, JunLiQing, Qinba DouJing and ZhuoQing.

Research and Development

We develop new products in-house as well as through arrangements with several research institutes to develop new pharmaceutical products. We only pay these institutes for their research expenses if the research goals are accomplished, including certification of drugs and approval of drug production, and these achievements are then transferred to us. During the fiscal year ended December 31, 2008, we obtained certificates and approvals of drug production for thirteen new drug batches, ten of which we have begun to sell. We expect to continue to develop additional new drugs under this method beyond this year. During the last two fiscal years, we spent $5,595,335 to purchase the exclusive rights to certain new products from several research institutes and for ongoing in-house research and development activities.

Compliance With Government Regulations

Environmental Laws

Xi’an Pharmaceuticals’ operations and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in China. Relevant laws and regulations include provisions governing air emissions, water discharges and the management and disposal of hazardous substances and wastes. The PRC regulatory authorities require pharmaceutical companies to carry out environmental impact studies before engaging in new construction projects to ensure that their production processes meet the required environmental standards.

Xi’an Pharmaceuticals maintains controls at its production facilities to facilitate compliance with environmental rules and regulations. Xi’an Pharmaceuticals is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor has it been subject to any action made by any environmental administration authorities of the PRC. To management’s knowledge, Xi’an Pharmaceuticals’ operations meet or exceed the existing requirements of the PRC.

During the last two years, Xi’an Pharmaceuticals spent $805 on environmental compliance.

Advertising Laws

Advertisement Law of the People’s Republic of China and Rules of Medicine Advertisements Management from State Admission for Industry and Commerce, Regulations on Control of Advertisements (tentative) from State Council provide guidelines for advertising prescription and OTC drugs and nutrients made by Xi’an Pharmaceuticals. The rules limit where advertisements may be place and govern the claims that may be made by the manufacturer.

Insurance Catalogue

Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in China established the Insurance Catalogue. The Insurance Catalogue is divided into Parts A and B. The medicines included in Part A are designated by the Chinese governmental authorities for general application. Local governmental authorities may not adjust the content of medicines in Part A. Although the medicines included in Part B are designated by Chinese governmental authorities in the first instance, provincial level authorities may make limited changes to the medicines included in Part B, resulting in some regional variations in the medicines included in Part B from region to region.

Patients purchasing medicines included in Part A are entitled to reimbursement of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. Patients purchasing medicines included in Part B are required to pay a predetermined proportion of the costs of such medicines.

The medicines included in the Insurance Catalogue are selected by the Chinese government authorities based on various factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the Insurance Catalogue are subject to price control by the Chinese government. The Insurance Catalogue is revised every two years. In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal. The SFDA then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration. Approximately 40% of our revenues are derived from pharmaceutical products listed in the Insurance Catalogue so that purchasers can receive reimbursement on these products. Removal of a significant portion of these products from the Insurance Catalogue would adversely affect our total revenue.

Price Controls

The prices of approximately 1,500 pharmaceuticals are presently set by the PRC government. These constitute approximately 10% of all distributed drugs. The prices for the other 90%, or approximately 12,000 pharmaceuticals, are established by the market (by the companies themselves). Corporations typically establish these prices based on operating costs, and market supply and demand. The Supervision Department of the PRC government will intervene only if there is a significant fluctuation in prices or a monopoly develops in a particular drug. We have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly.

Employees

We have approximately 486 full-time, salaried employees who receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with us. In addition, we employ over 168 sales representatives who are paid on a commission basis. These representatives are not part of the union. We maintain good relations with our employees.

Executive Offices

Our principal executive offices are located at 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Road, Xi’an, the People’s Republic of China 710075. Our telephone number is 86-29-84067215. Our website is located at http://www.chinapharmaceuticalsinc.com.

Item 1A.     Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related To Our Business

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Xi’an Pharmaceuticals commenced its current line of business operations in October 15,1969 and received its Good Manufacturing Practices (“GMP”) certifications in March 2006 and January 2007.  These certifications must be  renewed every five years for Xi’an Pharmaceuticals to stay in business. Xi’an Pharmaceuticals’ operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Xi’an Pharmaceuticals will maintain its profitability or that we will not incur net losses in the future. We expect that Xi’an Pharmaceuticals’ operating expenses will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

●	raise adequate capital for expansion and operations;
●	implement our business model and strategy and adapt and modify them as needed;
●	increase awareness of our brand name, protect our reputation and develop customer loyalty;
●	manage our expanding operations and service offerings, including the integration of any future acquisitions;
●	maintain adequate control of our expenses;
●	anticipate and adapt to changing conditions in the medical over the counter, pharmaceutical and nutritional supplement markets in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

The loss of Xi’an Pharmaceuticals as our operating business would have a material adverse effect on our business and the price of our common stock.

We have no equity ownership interest in Xi’an Pharmaceuticals. Our ability to control Xi’an Pharmaceuticals and consolidate its financial results is through a series of contractual agreements between Xi’an Pharmaceuticals and our wholly-owned subsidiary Xi’an Development. The management of Xi’an Pharmaceuticals is an affiliate of us and of Xi’an Development and the stockholders of Xi’an Pharmaceuticals are also our shareholders. Thus the Management Entrustment Agreement was not entered into as a result of arms’ length negotiations because the parties to the agreement are under common control. Mr. Wang, our CEO and Chairman, and Mr. Guiping Zhang, our President, hold in the aggregate approximately 34.25% of the shares of Xi’an Pharmaceuticals and approximately 29% of our common stock.  The Management Entrustment Agreement may be terminated upon the termination of the business of Xi’an Pharmaceuticals or upon the date upon which Xi’an Development completes the acquisition of Xi’an Pharmaceuticals. Any other termination would be a breach of the agreement. While the Company has been advised by its PRC counsel that the Management Entrustment Agreement is legal and enforceable under PRC law, these affiliates control the parties to the Management Entrustment Agreement and it could be possible for them to cause Xi’an Pharmaceuticals to breach the Management Entrustment Agreement and our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Xi’an Pharmaceuticals decides to breach the Management Entrustment Agreement, the risk of loss of the affiliated shareholders of Xi’an Pharmaceuticals could be lower than unaffiliated investors and the interests of the management and shareholders of Xi’an Pharmaceuticals would be in conflict with the interest of our other stockholders.

Xi’an Pharmaceuticals’ failure to compete effectively may adversely affect our ability to generate revenue.

Xi’an Pharmaceuticals competes with other companies, many of whom are developing or can be expected to develop products similar to Xi’an Pharmaceuticals. Xi’an Pharmaceuticals’ market is a large market with many competitors. Many of its competitors are more established than Xi’an Pharmaceuticals is, and have significantly greater financial, technical, marketing and other resources than it presently possess. Some of Xi’an Pharmaceuticals’ competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that Xi’an Pharmaceuticals will be able to compete effectively with current or future competitors or that the competitive pressures it faces will not harm it business.

We may not be able to effectively control and manage the growth of Xi’an Pharmaceuticals.

If Xi’an Pharmaceuticals’ business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect its operations and cause delay in production and delivery of its pharmaceutical prescription, over the counter and medical nutrient products as well as administrative inefficiencies.

We may require additional financing in the future and a failure to obtain such required financing will inhibit Xi’an Pharmaceuticals’ ability to grow.

The continued growth of Xi’an Pharmaceuticals’ business may require additional funding from time to time, which we expect to raise in private placements of our equity or debt securities with accredited investors or by offering our securities for sale pursuant to an effective registration statement on a market where our common stock is traded. The proceeds of these funding will be forwarded to Xi’an Pharmaceuticals and accounted for as a loan to Xi’an Pharmaceuticals and eliminated during consolidation. The proceeds would be used for general corporate purposes of Xi’an Pharmaceuticals, which could include acquisitions, investments, repayment of debt and capital expenditures among other things. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. Obtaining additional funding would be subject to a number of factors including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us. Our management believes that we currently have sufficient funds from working capital to meet our current operating costs over the next 12 months.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of Xi’an Pharmaceuticals’ business more difficult because the lender's consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

We, through our subsidiaries/affiliated companies China Qinba, Xi’an Development or Xi’an Pharmaceuticals, may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

We, through our subsidiaries/affiliated companies China Qinba, Xi’an Development or Xi’an Pharmaceuticals, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of Xi’an Pharmaceuticals, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time Xi’an Pharmaceuticals reviews investments in new businesses and we, through our subsidiaries/affiliated companies China Qinba, Xi’an Development or Xi’an Pharmaceuticals, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Xi’an Pharmaceuticals and accounted for as a loan to Xi’an Pharmaceuticals and eliminated during consolidation. In the event of any future acquisitions, we could:

●	issue equity securities which would dilute current stockholders’ percentage ownership;
●	incur substantial debt;
●	assume contingent liabilities; or
●	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiary, Xi’an Development or Xi’an Pharmaceuticals, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

●	difficulties in the assimilation of acquired operations, technologies and/or products;
●	unanticipated costs associated with the acquisition or investment transaction;

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We expect to continue to improve our internal accounting control for budgeting, forecasting, managing and allocating our funds and to better account for them as we grow. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for "non-accelerated filers," as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement first applied to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We have not yet evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as will be required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2007 and December 31, 2010 respectively. Our lack of familiarity with Section 404 may unduly divert management's time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities. So far, our external auditors have not reported to our board of directors any significant weakness on our internal control and provided recommendations accordingly.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Guozhu Wang, our Chief Executive Officer and Chairman of the Board, Guiping Zhang, our President, and Tao Lei, our Chief Financial Officer, perform key functions in the operation of our and Xi’an Pharmaceuticals’  business. There can be no assurance that Xi’an Pharmaceuticals will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. Xi’an Pharmaceuticals must attract, recruit and retain a sizeable workforce of technically competent employees. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel.

We are dependent upon the services of Mr. Wang and Mr. Zhang, for the continued growth and operation of our company because of their experience in the industry and his personal and business contacts in the PRC. Although we have entered into two-year employment agreements with Mr. Wang and Mr. Zhang and we have no reason to believe that they will discontinue their services with the Company or Xi’an Pharmaceuticals, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

We  may not be able to hire and retain qualified personnel to support its growth and if it is unable to retain or hire these personnel in the future, its ability to improve its products and implement its business objectives could be adversely affected.

Competition for senior management and senior personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2010 in order to accommodate its growth.

If we fail to increase our brand recognition, we may face difficulty in obtaining new customers and business partners.

We believe that establishing, maintaining and enhancing our brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future products and services and is an important element in our effort to increase our customer base and obtain new business partners. We believe that the importance of brand recognition will increase as competition in our market develops. Some of our potential competitors already have well-established brands in the pharmaceutical promotion and distribution industry. Successful promotion of our brand will depend largely on our ability to maintain a sizeable and active customer base, our marketing efforts and ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we will incur in building our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, in which case our business, operating results and financial condition, would be materially adversely affected.

Our operating results may fluctuate as a result of factors beyond our control.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

●	the costs of pharmaceutical products and development;
●	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
●	capital expenditure for equipment;
●	marketing and promotional activities and other costs;
●	changes in our pricing policies, suppliers and competitors;
●	the ability of our suppliers to provide products in a timely manner to their customers;
●	changes in operating expenses;
●	increased competition in the pharmaceutical markets; and
●	other general economic and seasonal factors.

We face risks related to product liability claims.

We presently do not maintain product liability insurance. We face the risk of loss because of adverse publicity associated with product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims. Although product liability lawsuits in the PRC are rare, and we have not, to date, experienced significant failure of our products, there is no guarantee that we will not face such liability in the future. This liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects.

We face marketing risks.

Newly developed drugs and technology may not be compatible with market needs. Because markets for drugs differentiate geographically inside the PRC, we must develop and manufacture our products to accurately target specific markets to ensure product sales. If we fail to invest in extensive market research to understand the health needs of consumers in different geographic areas, we may face limited market acceptance of our products, which could have material adverse effect on our sales and earnings.

We face risks relating to difficulty in defending intellectual property rights from infringement.

Our success depends on protection of our current and future technology and products and our ability to defend our intellectual property rights. Xi’an Pharmaceuticals has filed for trademark protection for the various names and brands of its products sold in the PRC. However, it is possible for its competitors to develop similar competitive products even thought it has taken steps to protect its intellectual property. If we fail to protect Xi’an Pharmaceuticals’ intellectual property adequately, competitors may manufacture and market products similar to Xi’an Pharmaceuticals. We expect to file patent applications seeking to protect newly developed technology and products in various countries, including the PRC. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we shall seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

We face risks relating to third parties that may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling certain of our products.

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patents or proprietary rights. Any such litigation could:

●	require us to incur substantial expense, even if covered by insurance or are successful in the litigation;
●	require us to divert significant time and effort of our technical and management personnel;
●	result in the loss of our rights to develop or make certain products; and
●	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

Although intellectual property disputes within the pharmaceutical industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. These arrangements may be investigated by regulatory agencies and, if improper, may be invalidated. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products or increase our costs to market these products.

In addition, when seeking regulatory approval for some of our products, we may be required to certify to regulatory authorities, including the SFDA, that such products do not infringe upon third party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us. Any lawsuit would delay the receipt of regulatory approvals. A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from manufacturing and selling certain of our products.

Our launch of a product prior to a final court decision or the expiration of a patent held by a third party may result in substantial damages to us. If we are found to infringe a patent held by a third party and become subject to such damages, these damages could have a material adverse effect on the results of our operations and financial condition.

We face risks related to research and the ability to develop new drugs.

Our growth and survival depends on our ability to consistently discover, develop and commercialize new products and find new and improve on existing technology and platforms. As such, if we fail to make sufficient investments in research, be attentive to consumer needs or does not focus on the most advanced technology, our current and future products could be surpassed by more effective or advanced products of other companies.

Risk Related To the PharmaceuticalIndustry

Our certificates, permits, and licenses related to our pharmaceutical operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

            Xi’an Pharmaceuticals is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Xi’an Pharmaceuticals has attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC.

In 1998, the SFDA introduced the Good Manufacturing Practice (GMP) Certificate in order to promote quality and safety of pharmaceutical production.  The Good Manufacturing Practices were revised in July and October, 2004.  We and our competitors are required to meet GMP standards in order to continue manufacturing pharmaceutical products and health foods. For each new product, Xi’an Pharmaceuticals prepares documentation of pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to provincial food and drug administration. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial food and drug administration, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years

Xi’an Pharmaceuticals initially obtained pharmaceutical products and health food production permits by submitting its manufacturing processes and product tests to the SFDA who verified that its production processes and products met the standards by onsite inspections, review of test results and a determination that the market was not saturated by its products. The production permits are permanent once issued as long as they are renewed by the expiration date.

The GMP certificate is valid for a term of five years, the pharmaceutical products production permits are subject to renewal every five years, and each must be renewed before its expiration, if applicable. We manufacture and package our products at two factories, one located in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone, China. Both facilities are in compliance with Good Manufacturing Practice (GMP) standards and have three GMP certificates for its 85 products, dated March 9, 2006 (Certificate No. H0192 for Xi’an Production Base), January 8, 2007 (Certificate No. H4109 for Xi’an Production Base) and January 8, 2007 (Certificate No. H4119 for Hanzong Production Base), respectively. The certificates remain valid until March 8, 2011, January 7, 2012 and January 7, 2012, respectively. All of the complete production lines at each facility meet international food and drug safety guidelines. If the GMP certificates expire without renewal, Xi’an Pharmaceuticals will not be able to continue medicine production, which will cause its operations to be terminated. Xi’an Pharmaceuticals intends to apply for renewed GMP certificates for its two production facilities before its current certificates expire.

According to Drug Administration Law of the PRC and its implementing rules, the SFDA approvals, including Pharmaceutical Manufacturing Permit and Drug Approval Numbers, may be suspended or revoked prior to the expiration date under circumstances that include:

●	producing counterfeit medicine;
●	producing inferior quality products;
●	failing to meet the drug GMP standards;
●	purchasing medical ingredients used in the production of products sources that do not have Pharmaceutical Manufacturing Permit or Pharmaceutical Trade Permit;
●	fraudulent reporting of results or product samples in application process;
●	failing to meet drug labeling and direction standards;
●	bribing doctors or hospital personnel to entice them to use products,
●	producing pharmaceuticals for use or resale by companies that are not approved by the SFDA, or
●	the approved drug has a serious side effect.

If our pharmaceutical products fail to receive regulatory approval or are severely limited in these products' scope of use, we may be unable to recoup considerable research and development expenditures.

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA in the PRC. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. During the fiscal year ended December 31, 2008, we obtained certificates and approvals of drug production for thirteen new drug batches, ten of which we have begun to sell.  During the year ended December 31, 2009, we obtained certificates and approvals for two new drug batches, and webegan production of these two new drug batches in October 2009.  If we do not receive timely approval for any of our drugs, then production will be delayed and sales of the products cannot be planned for.

Price control regulations may decrease our profitability.

The laws of the PRC provide for the government to fix and adjust prices. The prices of certain medicines we distribute, including those listed in the Chinese government's catalogue of medications that are reimbursable under the PRC’s social insurance program, or the Insurance Catalogue, are subject to control by the relevant state or provincial price administration authorities. The PRC establishes price levels for products based on market conditions, average industry cost, supply and demand and social responsibility. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.

For the year ended December 31, 2009 and December 31, 2008, we have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly. However, it is possible that our products may be subject to price control in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

If the medicines we produce are replaced by other medicines or are removed from the PRC's insurance catalogue in the future, our revenue may suffer.

Under PRC regulations, patients purchasing medicine listed by the PRC's state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicine listed in the Insurance Catalogue. Currently, our main prescription products are listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the PRC Ministry of Labor and Social Security, and new medicine may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. If the medicine we produce are replaced by other medicines or removed from the Insurance Catalogue in the future, our revenue may suffer.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The results of our operations may be significantly affected by the public's perception of our product and similar companies. This perception is dependent upon opinions concerning:

●	the safety and quality of our products and ingredients;
●	the safety and quality of similar products and ingredients distributed by other companies; and
●	our sales force.

Adverse publicity concerning any actual or purported failure to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse affect on our goodwill and could negatively affect our sales and ability to generate revenue.

In addition, our consumers' perception of the safety and quality of products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers' use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

If we fail to develop new products with high profit margins, and our high profit margin products are substituted by competitor's products, our gross and net profit margins will be adversely affected.

There is no assurance that we will be able to sustain our profit margins in the future. The pharmaceutical industry is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. In addition, the medical industry in the PRC is highly competitive and new products are constantly being introduced to the market. In order to increase our sales and expand our market share, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin. The research and development of new products and technology is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated timeframe, if ever at all. There is no assurance that our competitors' new products, technology, and processes will not render our existing products obsolete or non-competitive. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors' products, our gross profit margins will be adversely affected.

The commercial success of our products depends upon the degree of market acceptance among the medical community and failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

The commercial success of our products depends upon the degree of market acceptance among the medical community, such as hospitals and physicians. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product's prevalence and use at hospitals may be contingent upon its relationship with the medical community, particularly products that are only available by medical prescription. The acceptance of our products among the medical community may depend upon several factors, including but not limited to, the product's acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

We enjoy certain preferential tax concessions and loss of these preferential tax concessions will cause its tax liabilities to increase and its profitability to decline.

Xi’an Pharmaceuticals enjoys preferential tax concessions in the PRC as a high-tech enterprise because of the research and development methodologies it employs to develop new products. Pursuant to the State Council's Regulations on Encouraging Investment in and Development, Xi’an Pharmaceuticals was granted a reduction in its income tax rate under which it paid no income taxes from January 1, 2005 to December 31, 2006 and had had an income tax rate of 16.5% since January 1, 2007 which is a 50% reduction on the current effective income tax rate. This favorable 50% tax exemption treatment expired on December 31, 2009. There is no assurance that the preferential tax treatment in the PRC will remain unchanged and effective. Its tax liabilities will increase and its profits may accordingly decline if its reduced income tax rate is no longer applicable and/or the tax relief on investment in PRC is no longer available.

Additionally, as a company organized in the PRC, Xi’an Pharmaceuticals is subject to the PRC Enterprise Income Tax Law (the "EIT Law"), which was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, the PRC adopted a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancelled several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. As a high-tech enterprise and under the EIT Law, Xi’an Pharmaceuticals enjoyed a two-year tax exemption for 2006 through 2007, and since 2008, it has received the statutory rate of 15%. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to Xi’an Pharmaceuticals at this time. Further, any future increase in the enterprise income tax rate applicable to it or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises, would have a material adverse effect on its results of operations and financial condition.

Risks Related to Doing Business in the PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the PRC’s Communist Party. The Chinese government exerts substantial influence and control over the manner in which we and it must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking Xi’an Pharmaceuticals’ business and other licenses;
●	requiring that we restructure our ownership or operations; and
●	requiring that we discontinue any portion or all of our business.

Among the material laws that we are subject to are the Medicine Management Law, governing the management of pharmaceutical companies, medicine production procedure, packaging, prices, Advertisement Law of the People’s Republic of China and Rules of Medicine Advertisements Management from State Admission for Industry and Commerce, Regulations on Control of Advertisements from State Council, governing rules on advertising, Standardization of the Management on the Quality of Medicine Production issued by SFDA, providing standards for staff, plants, equipment, materials, environment, production management, products laws, and the Price Law of The People’s Republic of China, Measurement Law of The People’s Republic of China, Tax Law, Environmental Protection Law, Contract Law, Patent Law, Accounting Laws and Labor Law.

A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of

China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase its costs and also reduce demand for its products.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website xe.com, as of December 31, 2009, $1 = 6.828 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Xi’an Pharmaceuticals’  operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Xi’an Pharmaceuticals’  business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,803,800 as opposed to RMB 6,828,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Xi’an Pharmaceuticals has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $124,487 as opposed to $146,456 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.5% appreciation of the Renminbi against the U.S. dollar as of December 31, 2009. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

PRC state administration of foreign exchange ("SAFE") regulations regarding offshore financing activities by PRC residents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

SAFE issued a public notice ("SAFE #75") effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in the PRC. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

It is unclear whether our other PRC resident shareholders must make disclosure to SAFE. While our PRC counsel has advised us that only PRC resident shareholders who receive ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to SAFE #75, there can be no assurance that SAFE will not require our other PRC resident shareholders to register and make the applicable disclosure. In addition, SAFE #75 requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if shareholder non-compliance will be considered to be a violation of SAFE #75 by us or otherwise affect us.

In the event that the proper procedures are not followed under SAFE #75, Xi’an Development could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of the PRC to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in the PRC, where all of our revenue is derived, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

Because our principal assets are located outside of the United States and most of our directors and all of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers or to enforce U.S. Court Judgments against us or them in the PRC

Most of our directors and all of our officers reside outside of the United States. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Risks Related to our Common Stock

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of April 9, 2010, there were 38,450,000 shares of our common stock issued and outstanding. Our officers and directors own approximately 28.97% of our common stock. As a result, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet our officers’ and directors’ interests may differ from those of other stockholders. Furthermore, ownership of 28.97% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock when and if our common stock becomes eligible to trade on the OTCBB.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is currently no trading market for our common stock.

Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the FINRA over-the-counter Bulletin Board). You may not be able to sell your shares due to the absence of a trading market.

Our common stock may be also subject to the "penny stock" rules to the extent that its price is below $5.00, which rules require delivery of a schedule explaining the penny stock market and the associated risks before any sale. These requirements may further limit your ability to sell your shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Investors may have difficulty liquidating their investment because our common stock is subject to the penny Stock" rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

Our common stock may be subject to regulations prescribed by the SEC relating to "penny stocks." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to the investor, are as follows:

●	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back;
●	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages;
●	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock and stockholders may have difficulty selling their securities.

A large number of shares will be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.       Properties.

Our headquarters are located at 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Road, Hi-Tech Development Zone, Xi’an City, People’s Republic of China.  It was purchased by Xi’an Pharmaceuticals on November 8, 2002 and occupies approximately 751 square meters of space.

We manufacture and package our products at two factories, one located in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone, China. The Hanzhong factory, which was built in 1970, is approximately 12,000 square meters with 800 square meters purified. This production facility has two production lines for high-volume injection and produces 38 pharmaceutical products with different specifications. This production facility primarily manufactures products of infusion kind. This production facility has 47 sets of machines and supporting parts for pharmaceutical production from domestic and foreign suppliers.

The Xi’an Jinghe factory, which was built in 2006, is approximately 21,000 square meters with 7,000 square meters purified and 15,000 square meters verdurization area. This facility primarily produces low-volume injection, troches, capsules, granules, species, syrups, oral solutions, tincture mixture and lyophilized powder injections. This production facility has 219 sets of machines.

Each facility is an independent production base that can process raw materials to finished goods, including packaging. We obtain our packing materials from Xi’an Printing Factory and we obtain the aluminum foil used in tablet production from Xi’an Haoyu Packing Co., Ltd.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding HBOP’s land use rights with regard to the land that it uses in its business.

We have land use rights to the parcels of land on which our two production bases are located. The Hanzhong production base covers an area of 28 mu with building area of 12,000 square meters. The Xi’an Jinghe production base covers an area of 42,000 square meters, and building area of 21,000 square meters. The land use rights for the parcel in Xi’an Jinghe expires on September 30, 2053, and the land use right for the parcel in Hanzhong expires on April 27, 2053.

Item 3.       Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.       (Removed and Reserved).

None.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, having $.001 par value per share, is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "AREN". Following the Merger Transaction, the combined Company will continue to be traded on the OTCBB, under the symbol “AREN”, however we are requesting a new symbol closer in form to the name “China Pharmaceuticals, Inc.”

The range of high and low bid quotations by quarter from January 1, 2008 through December 31, 2009 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2009 to December 31, 2009	1.05	0.12
July 1, 2009 to September 30, 2009	1.05	0.12
April 1, 2008 to June 30, 2009	0.12	0.12
January 1, 2009 to March 31, 2009	0.20	0.12
October 1, 2008 to December 30, 2008	0.45	0.20
July 1, 2008 to September 30, 2008	0.45	0.45
April 1, 2008 to June 30, 2008	0.76	0.45
January 1, 2008 to March 31, 2008	0.15	0.15

As of April 9, 2010, we had approximately 103 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-

dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Dividends

Our Board of Directors has not declared a dividend on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2009 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.       Selected Financial Data.

Not applicable.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the years ended December 31, 2009, and 2008, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.    Please refer to Part II, Item 7 under “Liquidity and Capital

Resources” and Part I, Item 1A under “Risk Factors” contained in this Report for additional discussion.  Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Results of Operations

 Comparison of the Year Ended December 31, 2009 and 2008

Net Sales

In the fiscal year ended December 31, 2009, we had net sales of $26,708,285, an increase of 46.96% as compared with $18,174,003 sold in the same period ended on December 31, 2008.  This increase was primarily due to our increased sales efforts and the roll-out of new products in 2009.

Gross Profit

Gross profit increased 29.02% to $14,300,250 for the fiscal year ended December 31, 2009, as compared to $11,083,576 for the fiscal year ended December 31, 2008. Our gross profit margin fell 7.45% from 60.99% as of the fiscal year ended December 31, 2008 to 53.54% as of the same period of 2009, mainly due to increase of sales cost resulting from an increase in raw material expenses.  Our primary raw materials, such as Chinese medicinal herbs, experienced the greatest increase in cost.

Income from Operations

Operating income increased 21.26% to $10,913,289 for the fiscal year ended December 31, 2009, as compared with $8,999,550 for the fiscal year ended December 31, 2008. The increase was primarily a result of a consquent increase in cost of sales due to  an increase in sales.

Cost of  Sales

Cost of sales increased to $12,408,035 for the fiscal year ended December 31, 2009, representing a 75% increase as compared with $7,090,427 for the same period of 2008. This increase is due primarily to the increase in sales and costs of raw materials.

Operating Expenses

Operating expenses were $3,386,961 for the fiscal year ended December 31, 2009, an increase of 65.52% as compared to $2,084,026 for the same period of 2008. This increase was due primarily to an increase in cost of sales resulting from an overall sales increase.

Net Income

Net income was $8,907,379 for the fiscal year ended December 31, 2009, an increase of 21.38% from $7,338,138 for the same period of 2008. This increase is primarily attributable to sales increase. Our net profit margin dropped 7.03% from 33.35% as of the fiscal year ended December 31, 2009 to 40.38% as of the fiscal year ended December 31, 2008. This decrease was primarily attributable to a decrease of gross profit margin caused primarily by an increase in operating costs.

Accounts Receivable

Accounts Receivable decreased 32.26% to $3,525,544 as of December 31, 2009, compared with $5,204,418 as of December 31, 2008. This decrease in accounts receivable was primarily attributable to our efforts to debt collection.

Inventory

Inventory consists of raw materials and finished goods as of December 31, 2009.  The recorded value of our inventory has increased 58.79% to $396,513 from $249,716 as of December 31, 2008. This increase is mainly due to the increase in production.  In addition, direct raw materials increased from $185,052 as of December 31, 2008 to $370,111 as of December 31, 2009, an increase of 100%, which was due to increase of production.

Accounts payable

Accounts payable amounted to $744,880 as of December 31, 2009, a decrease of 58.46% from $1,793,187 as of December 31, 2008. This decrease is mainly due to increase of cash flow and prompt payment.

Liquidity and Capital Resources

Overview

We had net working capital surplus $9,243,121 at December 31, 2009, an increase of $4,488,495 over a net working capital deficit of $4,754,626 at December 31, 2008.

We incurred a gain from operations of $10,913,289 for the fiscal year ended December 31, 2009, an increase $1,913,739 compared to a gain from operations of $8,999,550 for the fiscal year ended December 31, 2008.  We generated a net gain for the years ended December 31, 2009 and 2008 of $8,907,379 and $7,338,138, respectively.

Cash and Cash Equivalent

Our cash and cash equivalents were $5,049,188 at the beginning of the year ended December 31, 2009 and increased to $6,685,630 by the end of such period, an increase of $1,636,442 or 32.41%.  The net change in cash and cash equivalents represented an increase of 32.41% or $1,636,442 from $5,049,188 for the comparable period in 2008. The increase was primarily attributable to the increase of sales and payment collection success rate.

Net cash provided by operating activities

Net cash provided by operating activities was $8,924,102 for the year ended December 31, 2009, an increase of $3,673,160 or 69.95% from $5,250,942 for the comparable period in 2008. The increase was primarily attributable to the increase in sales.

Net cash used in investing activities

Net cash used in investing activities was $5,729,259 for the year ended December 31, 2009, a decrease of $3,121,790 or 119.72% from $2,607,469 for the comparable period in 2008. The decrease was primarily attributable to the construction of a purification plan in progress at our Hanzhong production base.

Net cash used in financing activities

Net cash used in financing activities was 1,589,678 for the year ended December 31, 2009, compared to $358,527 for the same period in 2008. The difference was primarily attributable to an increase of short-term bank loans and decrease in stock offering proceeds.

Contractual Obligations and Off-Balance Sheet Arrangements.

We have certain fixed contractual obligations and commitments that may include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

To date, our business has been dependent upon short- to mid-term bank loans. At December 31, 2009, we had total outstanding bank loans of $2,493,692, of which $2,493,692 represented short term debt. As of December 31, 2009, we had $1,760,253 outstanding under our loans from the Industrial & Commercial Bank of China and $733,439 outstanding under our loans from the Credit Cooperatives of Xixiang County. The following table sets forth Xi’an Pharmaceuticals’ bank loan obligations as of December 31, 2009:

12/31/2009
Agricultural Bank of China
Terms of this loan call for interest from 9.3375% to 9.711% per annum, with principal due in 2009 (paid in full in October 2009)	$-
-
Industrial and Commercial Bank of China -Xixiang Branch	1,760,253
Term of the loans call for interest at 5.31% per annum to a floating rate, with principal due in January and March 2010. These loans are secured by the property interests of Xian Pharmaceuticals.	-

Xixiang Rural Cooperative Bank	733,439
Term of these loans call for interest from 11.46% to 12,24% per annum with principal due in April and July 2010. These loans are secured by the property interests of Xian Pharmaceuticals.	-

Total	$2,493,692

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

Critical accounting policies and estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates (See Note 2 in the Notes to Financial Statements).

Valuation of Intangibles

From time to time, we acquire intangible assets that are beneficial to our product development processes. Management periodically evaluates the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, management determines whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. The adoption of this new FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued SFAS 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for uncertainty in Income Taxes." FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies."  FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of implementing FIN 48, there have been no adjustments to the Company's financial statements.

Statutory Reserve

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2009 and December 31, 2008, the Company had allocated $ 2,137,797 and $1,247,175, respectively, to these non-distributable reserve funds.

Inflation

Inflation in recent years has affected the business results of the Company.  First of all, on the global economic expansion, supply has been restricted and coupled with the fact that USA has adopted a relaxed currency policy etc., these increase inflation risks.  Secondly, GNP increases in China also elevates consumption ability and production cost, prices increase as a natural tendency. Finally, as a result of the macro economic trends and price increases, the Company’s procurement prices are also affected resulting in increase in cost of sales.

The Company operates in China and as such, the Company’s business activities, financial position and operational results will be affected by PRC politics, economic and legal environments and also affected by the overall economic situation of China.  The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues etc that are related to China politics.

New Financial Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), included in the Codification as ASC 810-10-65-1. This topic establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This topic also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This topic is effective for fiscal years beginning October 1, 2009. The Company does not expect the impact of the adoption of SFAS 160 to be material.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in the Codification as ASC 855, Subsequent Events. This topic establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. This topic is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of this topic to have a material effect on its financial statements and related disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC 860”), Transfers and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted this topic, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.       Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal years ended December 31, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page 35.

CHINA PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

ACSBAcquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route One	1 Penn Plaza
Iselin, New Jersey 08830	36th Floor
732.855.9600	New York, NY 10119

Fax: 732.855.9559	212.786.7510
www.acsbco.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of China Pharmaceuticals, Inc. and subsidiaries as of December 31, 2009, and the related statements of income, stockholders’ equity and comprehensive income, and cash for the years ended December 31, 2009 and the financial statement schedule for each of the years in the two-year period ended December 31, 2009. China Pharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
April 15, 2010

CHINA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2009 AND 2008

ASSETS
	12/31/2009	12/31/2008
Current Assets
Cash and cash equivalents	$6,685,630	$5,049,188
Cash pledged	-	193,657
Accounts receivable	3,525,544	5,204,418
Due from officer	5,427	-
Inventories	396,513	249,716
Prepayments and other receivables	708,761	734,660
Trade deposit paid	2,991,628	320,780
Total Current Assets	14,313,403	11,752,419

Property and equipment, net	7,686,245	8,101,407
Construction in progress	3,373,819	-
Intangible assets, net	8,321,329	7,113,137
Total Assets	$33,694,796	$26,966,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$744,880	$1,793,187
Bank acceptance payable	-	193,657
Accrued expenses and other payables	778,290	449,561
Trade deposit received	83,879	179,484
Short-term bank loans	2,493,692	3,800,058
Amount due to a shareholder	-	32,885
Value-added tax payable	318,142	234,513
Income tax payable	651,399	314,448
Total Current Liabilities	5,070,282	6,997,793

Long-term Liabilities
Long-term bank loan	-	292,312
Total Liabilities	5,070,282	7,290,105

Stockholders’ Equity
Preferred stock, par value, $0.0001 per share 20,000,000 shares authorized, none outstanding Common stock, par value, $0.0001 per share, 100,000,000 shares authorized, 31,675,000 and 31,450,000 shares issued and outstanding	3,168	3,145
Common stock subscribed, par value, $0.0001 per share, 25,000 and 250,000 shares issued	2	25
Paid-in capital	6,580,780	6,580,780
Subscriptions receivable	(1,000)	(10,000)
Statutory reserves	2,137,797	1,247,175
Accumulated other comprehensive loss	72,543	41,266
Retained earnings	19,831,224	11,814,467
Total Stockholders’ Equity	28,624,514	19,676,858
Total Liabilities and Stockholders’ Equity	$33,694,796	$26,966,963

The accompanying notes are an integral part of these financial statements

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Sales, net	$26,708,285	$18,174,003

Cost of sales	(12,408,035)	(7,090,427)

Gross profit	14,300,250	$11,083,576

Selling, general and administrative expenses	(3,386,961)	(2,084,026)

Income from operations	10,913,289	8,999,550

Other Income (Expense)
Interest income	12,531	32,635
Other income	145,382	13,014
Interest expense	(350,211)	(407,183)
Other expense	(14,900)	(3,687)
Total other Income (Expense)	(207,198)	(365,221)

Income before income taxes	10,706,091	8,634,329

Provision for income taxes	(1,798,712)	(1,296,191)

Net income	$8,907,379	$7,338,138

Net income per common share
Basic	0.28	$0.23
Diluted	0.28	$0.23

Weighted average common shares outstanding
Basic	31,562,500	31,350,000
Diluted	31,562,500	31,350,000

Net income	$8,907,379	$7,338,138
Other comprehensive income	31,277	260,635
Comprehensive income (loss)	$8,938,656	$7,598,773

The accompanying notes are an integral part of these financial statements.

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2009 and 2008

	Common Stock		Stock subscribed		Paid- in	Subscription	Statutory	Comprehensive Income	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	receivable	Reserves	(Loss)	Earnings	Equity
Balance 12/31/2007	31,250,000	$3,125			$6,070,825		$576,078	$(219,369)	$5,147,426	$11,578,085
Transfer Reserves							671,097		(671,097)	-
Capital Contribution	200,000	20			499,980					500,000
Common Subscribed			250,000	25	9,975	(10,000)				-
Comprehensive income								260,635		260,635
Net Income									7,338,138	7,338,138

Balance 12/31/2008	31,450,000	$3,145	250,000	25	$6,580,780	(10,000)	$1,247,175	$41,266	$11,814,467	$19,676,858
Transfer Reserves							890,622		(890,622)	-
Capital Contribution	225,000	23	(225,000)	(23)		9,000				9,000
Comprehensive income								31,277		31,277
Net Income									8,907,379	8,907,379
Balance 12/31/2009	31,675,000	$3,168	25,000	$2	$6,580,780	$(1,000)	$2,137,797	$72,543	$19,831,224	$28,624,514

The accompanying notes are an integral part of these financial statements.

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,907,379	$7,338,138
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	818,446	639,339
Provision for impairment loss on intangible assets	737,315
Loss on assets disposed	6,649	12,745
Changes in operating assets and liabilities:
Cash pledged	193,657	(193,657)
Accounts receivable	1,678,874	(2,866,193)
Due from officer	(5,427)	-
Prepaid and other receivables	25,899	(667,543)
Trade deposit paid	(2,670,748)	(55,554)
Inventory	(146,797)	592,354
Accounts payable and accrued expenses	(719,578)	(227,149)
Bank acceptance payable	(193,657)	187,451
Trade deposit received	(95,605)	100,357
Due to shareholers	(32,885)	3,537
VAT tax payable	83,629	82,745
Income tax payable	336,951	304,372
Total adjustment	16,723	(2,087,196)

Net cash provided by (used in) operating activities	8,924,102	5,250,942

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(12,697)	(10,041)
Construction in progress	(3,373,819)	-
Intangible assets	(2,342,743)	(2,612,990)
Proceeds of assets disposed	-	15,562
Net cash used in Investing activities	(5,729,259)	(2,607,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from short-term bank loan	2,903,036	3,536,818
Repayment of short-term bank loan	(4,501,714)	(3,678,291)
Proceeds of issuance of stock	9,000	500,000
Net cash provided by (used in) financing activities	(1,589,678)	358,527

Effect of exchange rate changes on cash and cash equivalents	31,277	236,224

Net Increase (Decrease) in cash and cash equivalents	1,636,442	3,238,224

Cash and cash equivalents, beginning balance	5,049,188	1,810,964
Cash and cash equivalents, ending balance	6,685,630	$5,049,188
SUPPLEMENTAL DISCLOSURES:
Interest payments	345,490	$407,183
Income tax payments	1,147,313	$991,820

The accompanying notes are an integral part of these financial statements.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 1 – ORGANIZATION

China Pharmaceuticals, Inc. (“the Company”), formerly named Allstar Restaurants, was incorporated in the United States in Nevada on December 22, 2004. China Qinba Pharmaceuticals, Inc. (“China Qinba”), a wholly-owned subsidiary of the Company, was incorporated in the United States in Delaware on May 29, 2008. China Qinba formed and owned 100% of Xi’an Pharmaceuticals Development Co., Ltd. (“Xi’an Pharmaceuticals” or the “WOFE”) in the People’s Republic of China (“PRC”) on August 18, 2008.

On October 28, 2008, WOFE entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (the “Agreements”) with Xi’an Qinba Pharmaceutical Co., Ltd ("Xi’an Qinba") and its shareholders (the “Transaction”). Xi’an Qinba is a corporation formed under the laws of the PRC. According to these Agreements, WOFE acquired management control of Xi’an Qinba whereby WOFE is entitled to all of the net profits of Xi’an Qinba as a management fee, and is obligated to fund Xi’an Qinba’s operations and pay all of the debts.  In exchange for entering into the Agreements, on October 28, 2008, WOFE issued 25,000,000 shares of its common stock to Xi’an Qinba owners, representing approximately 80% of the Company’s common stock outstanding after the Transaction.  Consequently, the owners of Xi’an Qinba own a majority of WOFE's common stock immediately following the Transaction, therefore, the Transaction is being accounted for as a "reverse acquisition", and Xi’an Qinba is deemed to be the accounting acquirer in the reverse acquisition between Xi’an Qinba and WOFE

These contractual arrangements completed on October 28, 2008 provide that WOFE has controlling interest in Xi’an Qinba as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), included in the FASB Accounting Standards Codification (“ASC”) 810, Consolidation, an Interpretation of Accounting Research Bulletin No. 51, included in in the Codification as ASC 810, Consolidation, which requires WOFE to consolidate the financial statements of Xi’an Qinba and ultimately consolidate with its parent company, China Qinba (see Note 2, “Principles of Consolidation”).

On February 12, 2010, the Company completed its merger with China Qinba in accordance with a Merger Agreement (the “Merger Transaction”). The Merger Transaction is being accounted for as a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and China Qinba (the legal acquiree) is considered the accounting acquirer for accounting purposes. Subsequent to the Merger Transaction, the financial statements of the combined entity will in substance be those of China Qinba. The assets, liabilities and historical operations prior to the Merger Transaction will be those of China Qinba. Subsequent to the date of the Merger Transaction, China Qinba is deemed to be a continuation of the business of the Company. Therefore, post-merger financial statements will include the combined balance sheet of the Company and China Qinba, the historical operations of the Company and China Qinba from the closing date of the Merger Transaction forward.

Upon the closure of the Merger Transaction, the Company changed its name from Allstar Restaurants to China Pharmaceutical, Inc.

The Company, through its subsidiary and exclusive contractual arrangement with Xi’an Qinba Pharmaceutical Co., Ltd., is engaged in the business of manufacturing and marketing over-the-counter (“OTC”) and prescription pharmaceutical products which include capsules, granules and powder type medicines.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Yuan Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars. The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating companies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation.  The Company has adopted FIN 46R, ASC 810, Consolidation, which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

In determining Xi’an Qinba Pharmaceutical is the VIE of Xi’an Pharmaceuticals Development Co., Ltd., the Company considered the following indicators, among others:

●
Xi’an Pharmaceuticals has the full right to control and administrate the financial affairs and daily operation of Xi’an Qinba and has the right to manage and control all assets of Xi’an Qinba. The equity holders of Xi’an Qinba as a group have no right to make any decision about Xi’an Qinba’s activities without the consent of Xi’an Pharmaceuticals.

●
Xi’an Pharmaceuticals was assigned all voting rights of Xi’an Qinba and has the right to appoint all directors and senior management personnel of Xi’an Qinba. The equity holders of Xi’an Qinba possess no substantive voting rights.

●	Xi’an Pharmaceuticals will provide financial support if Xi’an Qinba requires additional funds to maintain its operations and to repay its debts.

●
Xi’an Pharmaceuticals should be paid a management fee equal to 25% of Xi’an Qinba’s sales amount.  If there are no earnings before taxes and other cash expenses, then no fee shall be paid.  If Xi’an Qinba sustains losses, they will be carried over to the next period and deducted from the next management fee.  Xi’an Pharmaceuticals should assume all operation risks of Xi’an Qinba and bear all losses of Xi’an Qinba.  Therefore, Xi’an Pharmaceuticals is the primary beneficiary of Xi’an Qinba.

Xi’an Qinba is wholly owned by the majority shareholders of the Company.  The capital provided to Xi’an Qinba by the Company was recorded as interest-free loan to Xi’an Qinba. There was no written note to this loan and the loan is not interest bearing and was eliminated during consolidation. Under various contractual agreements, the shareholders of Xi’an Qinba are required to transfer their ownership to the Company’s subsidiary in China when permitted by PRC laws and regulations or to designees of the Company at any time when the Company considers it is necessary to acquire Xi’an Qinba. In addition, the shareholders of Xi’an Qinba have pledged their shares in Xi’an Qinba as collateral to secure these contractual arrangements.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the year ended December 31, 2009 and 2008, the foreign currency translation adjustment to the Company’s comprehensive income was $31,277 and $ 260,635.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the  Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis.

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of March 31, 2009. There was no allowance for doubtful account as of December 31, 2009 and December 31, 2008.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowances are made to reduce their inventories to market value, if lower.  As of December 31, 2009 and December 31, 2008, inventories consist of the following:

	12/31/2009	12/31/2008

Raw materials	$370,111	$185,052
Finished goods	26,260	64,664
	$396,513	$249,716

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Building and improvements	20-32 years
Machinery	8-42 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment consist of the following:

	12/31/2009	12/31/2008
Building and improvements	$3,723,080	$3,845,546
Machinery	5,839,130	5,789,181
Fixture, furniture and equipment	178,071	109,227
Motor vehicles	111,834	111,834
	9,852,116	9,855,788
Less: Accumulated depreciation	(2,165,870)	(1,754,381)
	$7,686,245	$8,101,407

Depreciation expense for the year ended December 31, 2009 and 2008 was $421,210 and $ 405,630, respectively. During 2009 the company transferred $122,467 from Building improvement into Furniture, fixtures and equipment $67,758, and Machinery $54,709.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to fifty years. Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land rights purchased in 2003 will expire in 2053. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	20 years

As of December 31, 2009 and December 31, 2008, the components of finite-lived intangible assets are as follows:

	12/31/2009	12/31/2008
Land use right	$1,058,965	$1,058,964
Proprietary technologies	8,965,538	6,622,794
	10,024,503	7,681,760
Less: Accumulated amortization	(965,859)	(568,623)
	9,058,644	7,113,137
Less: Impairment provision	(737,315)	-
	$8,321,329	$7,113,137

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization expense for the year ended December 31, 2009 and 2008 were $397,236 and $233,709, respectively. The estimated future amortization expenses related to intangible asset as of December 31, 2009 are as follows:

12/31
2010	$397,236
2011	397,236
2012	397,236
2013	397,236
2014	397,236
Thereafter	$6,335,149

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments”,  included in the Codification as ASC 820, Fair Value Measurements and Disclosures, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Regognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company does not allow its customers to return products. The Company’s customers can exchange products only if they are damaged in transportation.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”, included in the Codification as ASC 718, Compensation-Stock Compensation. ASC 718 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

In December 2004, the FASB issued FASB Statement No. 123R ("ASC 718"), "Share-Based Payment, an Amendment of FASB Statement No. 123."  SFAS 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective beginning in the Company's first quarter of fiscal 2006.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On January 1, 2007 the Company adopted the provisions of FASB issued Interpretation No. 48 (FIN 48), “Accounting for uncertainty in Income Taxes”, included in the Codification as ASC 740, Income Taxes. The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income, foreign currency translation adjustments.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows”, included in the Codification as ASC 230, Statement of Cash Flows, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”, included in Codification ASC 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), included in the Codification as ASC 810. This topic establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This topic also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This topic is effective for fiscal years beginning October 1, 2009. The Company does not expect the impact of the adoption of SFAS 160 to be material.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), included in the Codification as ASC 855, Subsequent Events. This topic establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. This topic is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of this topic to have a material effect on its financial statements and related disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), expected to be included in the FASB Accounting Standards Codification (‘Codification’) as Accounting Standards Codification (‘ASC 860”), Transfers and Servicing. This topic improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that this topic will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), expected to be included in the Codification as ASC 810, Consolidation. This topic changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. This topic is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”), included in the Codification as ASC 105, Generally Accepted Accounting Principles. This topic is the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. On DECEMBER 31, 2009, the Company adopted this topic, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 3 – SHORT-TERM BANK LOAN

The following summarizes short-term bank loan as of December 31, 2009 and December 31, 2008:

	12/31/2009		12/31/2008

Agricultural Bank of China	$-	Agricultural Bank of China	$2,484,653
Terms of these loans call for interest from 9.3375% to 9.711% per annum, with principal due in 2009		Terms of these loans call for interest from 9.3375% to 9.711% per annum, with principal due in 2009
	-
Industrial and Commercial Bank of China -Xixiang Branch	1,760,253	Industrial and Commercial Bank of China -Xixiang Branch	876,937
Term of the loans call for interest at 5.31% per annum to a floating rate, with principal due in 2010	-	Term of these loans called for interest from 7.956% to 8.541% per annum, with principal due in 2009

Xixiang rural cooperative bank	733,439	Xixiang rural cooperative bank	730,780
Term of these loans call for interest from 11.46% to 12,24% per annum with principal due in 2009 and 2010	-	Term of these loans call for interest from 11.46% to 12,24% per annum with principal due in 2009 and 2010

Total	$2,493,692		$4,092,370
Current Portion	2,493,692		3,800,058
Long term Portion	$-		$292,312

Note 4 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 – COMMITMENTS

The Company is committed to pay an additional $1,258,414 under an agreement of acquiring a new proprietary technology with Xi’an Tian Ya Medicine Technology Co., Ltd. The Company paid $ 498,074 that was included in prepayments.

Note 6 – INCOME TAX

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007.  Starting from 2008, the Enterprise Income Tax (EIT) is at a statutory rate of 15%.  The Company expensed $ 1,798,712 and $ 1,296,191 for income tax for the year ended December 31, 2009 and 2008.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

	December 31, 2009	December 31 2008
Current	$1,147,313	$991,820
Deferred	651,339	304,371
Total	$1,798,712	$1,296,191

Note 7 – MAJOR CUSTOMERS AND CREDIT RISK

No customer represented over 10% of sales for the year ended December 31, 2009. One customer who represented more than 10% of purchases for the year ended December 30, 2009. No Customer accounted for greater than 10% of accounts receivable at December 31, 2009 and one customer accounted for greater than 10% of accounts receivable at December 31 2008. The Company had six and three vendors at December 31,2009 and 2008 who accounted for 37% and 71% of the total purchases, respectively. Six and two vendors at December 31, 2009 and 2008 accounted for 54 % and 51% of the Company’s accounts payable.

Note 8 – STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public affair fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public affair fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006 there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or crease in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2009 and December 31, 2008, the Company had allocated $ 2,137,797 and
$ 1,247,175 to these non-distributable reserve funds.

Note 9 – OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity at DECEMBER 31, 2009 is as follows:

Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2007	$(219,269)
Change for 2008	260,635
Balance at December 31, 2008	41,266
Change for 2009	31,277
Balance at December 31, 2009	$72,543

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 10 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC, therefore the Company is subject to the risks not typically associated with entities operating in the United States of America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, investor may lose all or part of the investment. Additional risks include:

●	The Cony may not be able to adequately protect and maintain its intellectual property.
●	The Company may not be able to obtain regulatory approvals for its products.
●
The Company may have difficulty competing with larger and better financed companies in the same sector. New legislative or regulatory requirements may adversely affect the Company’s business and operations. The Company is dependant on certain key existing and future personnel.

●	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.
●	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
●	The Company may experience barriers to conducting business due to governmental policy.
●	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the United States.
●	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.
●	The Company may face obstacles from the communist system in the PRC.
●	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
●	Trade barriers and taxes may have an adverse affect on the Company’s business and operations.
●	There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Note 11 – SUBSEQUENT EVENTS

On March 29, 2010, Mr. Lei Tao resigned as director of the Company. On the same date, upon the Company’s Nominating Committee’s recommendation, the Company’s Board of Directors appointed Mr. Guiping Zhang as the director with immediate effect. Mr. Zhang is currently the president of the Company.  Apart from the compensation for his service as the president of the Company, Mr. Zhang does not have any arrangement with the Company for additional compensation as the Company’s director.

For the year ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through April 15, 2010, the date of the financial statement issuance.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Please refer to the disclosure provided in "Item 9A(T) - Controls and Procedures" below.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

For the fiscal year ended December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)   in Internal Control – Integrated Framework.   This evaluation was conducted by Guozhu Wang, our chief executive officer, and Tao Lei, our chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report issued by our registered independent accounting firm regarding our internal control over financial reporting. The management’s report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B.     Other Information.

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of five directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Guozhu Wang	45	Chief Executive Officer and Chairman of the Board
Guiping Zhang	42	President and Director
Tao Lei	39	Chief Financial Officer
Zaizhi Cheng	55	Director
Xiaogang Zhu	56	Director
Michael Segal	65	Director
Terry Bowering	49	Former Director

Our directors hold office until the next annual meeting of our shareholders and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

GUOZHU WANG – Chief Executive Officer. Mr. Wang was appointed Chief Executive Officer of the Company on February 12, 2010. Mr. Wang has been China Qinba Pharmaceuticals’ CEO since November 5, 2008 and its Chairman since November 15, 2008. He has also been Chairman of Xi’an Pharmaceuticals since August 2007. Mr. Wang served as Chairman of the Board at Shandong Cide Pharmaceuticals, Inc., where he was in charge of overall operations of the company from May 2004 until August 2007. Mr. Wang was also employed at Jilin Aodong Medicine Industry Group Co., Ltd., Shandong Sales Company as General Manager in charge of sales from May 2003 until May 2004.

GUIPING ZHANG – President, Director. Mr. Zhang was appointed President of the Company on February 12, 2010 and a director of the Company on March 29, 2010. Mr. Zhang has been the China Qinba Pharmaceuticals’ General Manager since November 5, 2008 and a Director of China Qinba Pharmaceuticals since November 15, 2008. Since August 2007, Mr. Zhang has been General Manager and Vice President with Xi’an Pharmaceuticals and responsible for the overall operations and management of the Xi’an Pharmaceuticals. He was Chairman of the Board of Xi’an Pharmaceuticals from 2001 through August 2007.  Mr. Zhang attended Shandong University majoring in Micro-Organism Engineering and graduated in July 1989.

TAO LEI – Chief Financial Officer. Mr. Lei was appointed Chief Financial Officer of the Company on February 12, 2010.   Mr. Lei has also served as CFO of Xi’an Pharmaceuticals since May of 2009.  Previous to Mr. Lei’s employment with Xi;an Pharmaceuticals, Mr. Lei was employed with Shaanxi Baifu Investment Company from April 2006 to May 2009 as CFO.  Mr. Lei was the Finance Manager of Xi’an Zhonghui Shopping Mall from June 2000 to March 2006.  After completing his Accounting degree in 1996 from Xi’an Union University, Mr. Lei obtained his Auditor designation in 1997and his Accountant designation in 1998.

ZAIZHI CHENG – Director. Mr. Cheng was appointed a Director of the Company effective March 4, 2010.  From January 2005 to December 2009, Mr. Cheng was employed with Shandong Tianyue Pharmaceuticals Co., Ltd., as Chief Financial Officer. From January 2003 to December 2004, Mr. Cheng was employed with Shandong Fangzhou Mi Co., Ltd., as Chief Financial Officer. From May 2001 to December 2002, Mr. Cheng was employed with Guangdong Zhongshan Xiaoya Jinglin Air Conditioner Factory, as Executive Vice President. From May 1997 to May 2001, Mr. Cheng was employed with Shandong Yinchu Industry Co., Ltd., as Chief Financial Officer.   Mr. Cheng majored in accounting and received his diploma from Shandong University.

XIAOGANG ZHU – Director. Mr. Zhu was appointed a Director of the Company effective March 4, 2010.  Mr Zhu is currently employed with China Recycling Energy Corp (CREG) as General Manager and is also employed with Xi’an TCH Energy Technology Co. Ltd. as Chief Financial Officer.  Mr Zhu has held these positions since December 2007.  From September 2005 to December 2007, Mr. Zhu was employed with China Natural Gas, Inc. (CHNG) as Chief Financial Officer as well as the Chief Financial Officer of Xi’an Xilan Natural Gas Co., Ltd. From September 2000 to September 2005, Mr. Zhu was employed with Xi’an Dapeng Biological Technology Co., Ltd. as Vice General Manager.  Mr. Zhu was graduated from Shaanxi Institute of Finance and Economics, whose major was Accounting, with a designation of Senior Accountant.

MICHAEL SEGAL – Director. Mr. Segal was appointed a Director of the Company effective March 4, 2010.  Since 2001, Michael S. Segal (67) has been President of Segal Cirone Services Inc., a financial consulting company that advises institutions, banks and high net worth individuals.  He has been an Officer, General Securities Principal, Options Compliance Principal and an Investment Banking Representative of B & B Securities, Inc., a member of the New York Stock Exchange and Financial Industry Regulatory Authority (FINRA) since January 2010.  From 2006 to 2009 and 2003 to 2005, Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Mr. Segal had served as President of Alexander Westcott & Co., Inc., a Broker/Dealer registered with NASD and Secretary of the board of directors of its parent company, the Financial Commerce Network Inc.(FCNI.OB), a public company.  He is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission (CFTC) and a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.  Mr. Segal sits on the board of directors of China Agri Business Inc. (CHBU.OB) and China Power Equipment Inc. (CPQQ.OB) public traded companies on the US OTC Bulletin Board. Additionally Mr. Segal sits on the board of directors of privately held companies SunGame Inc., International American Capital Inc. and Asia Carbon Industries Inc.

TERRY BOWERING – Former Director. Mr. Bowering served as the sole officer and director of the Company from December 22, 2004 until March 4, 2010.  Since July 2005, Mr. Bowering has been employed as Managing Director and General Manager of China Doll Foods Ltd. (formerly Fastserve Foods Inc.), in Regina, Saskatchewan, Canada. Mr. Bowering oversees the daily business operations of ChinaDoll Foods Ltd., its restaurants and food services business, as well as the corporate development and administrative duties for Allstar Restaurants. Mr. Bowering also acts as an independent Management Consultant offering consultation to private companies on a variety of financial and administrative issues. From 1999 to 2003 Mr. Bowering was a Director and Chief Executive Officer of Netforce Systems Inc., an Internet Services company, based in Antigua, West Indies. Mr. Bowering holds a Bachelor of Administration degree (B.Admin.) in Finance from the University of Regina, and a Master of Business Administration degree (MBA) from the University of Saskatchewan, Canada. Mr. Bowering currently resides in Regina, Canada.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Corporate Governance and Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of China Pharmaceuticals:

●	Mr. Guozhu Wang has extensive knowledge of the pharmaceuticals industry and has served in leadership positions in various pharmaceuticals companies since 2003.
●	Mr. Guiping Zhang has been a key member of Xian Pharmaceuticals’ management since 2001 and processes an extensive knowledge of the pharmaceuticals industry and the Company’s products.
●	Mr. Zaizhi Cheng has significant experience leading the financial divisions of several companies in the PRC.
●	Mr. Michael Segal has significant experience in the U.S. financial industry and the corporate governance of U.S. public companies.
●	Mr. Xiaogang Zhu is an “audit committee financial expert” with over 10 years of experience in managing the financial, and accounting, and operational activities of various U.S. public companies located in the PRC.

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee on March 5, 2010. The audit committee is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.    The Company’s Audit Committee comprises three independent board members, namely, Xiaogang Zhu (Chairman), Michael Segal, and Zaozhi Cheng.

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Xiaogang Zhu. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our Board of Directors has adopted a written charter for the Audit Committee. The Charter is currently available on our website.

Compensation Committee

Our board of directors established a compensation committee on March 5, 2010.

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The Company’s Compensation Committee similarly comprises three independent board members, namely, Michael Segal (Chairman), Zaozhi Cheng, and Xiaogang Zhu.

Our board of directors has adopted a written compensation committee charter.  The charter is currently available on our website. The directors who serve on the compensation committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Corporate Governance and Nominating Committee

Our board of directors established a corporate governance and nominating committee in March 5, 2010.

The purpose of the corporate governance and nominating committee of the board of directors is to assist the board of directors in identifying and recruiting qualified individuals to become board members and select director nominees to be presented for board and/or stockholder approval. The Company’s Nominating Committee is similarly comprised of three independent board members, namely, Zaozhi Cheng (Chairman), Michael Segal, and Xiaogang Zhu.

The directors who serve on the nominating committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. The nominating committee has a written charter. The charter is currently available on our website.

The corporate governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees.  The corporate governance and nominating committee is responsible for, among other things:

●	determining the skills and qualifications in accordance with search criteria required of potential directors, identify, screen potential candidates and make recommendations to the Board of Directors to fill vacancies on the Board.

●	evaluating candidates to be nominated to serve on the Board and recommend the slate of nominees to stand for election at the annual meeting of the shareholders and independence, relevant experience, leadership qualities, diversity and ability to represent shareholders should be considered.

●	reviewing and recommending to the Board for approval the appointment of directors to Board committees and the selection of the chair for each committee.

●	developing and recommending to the Board for approval a set of corporate governance principles and practices applicable to the Company and review such principles annually and recommend amendments as necessary.

●	overseeing the evaluation of the Board and its committees, which may include developing and recommending an annual review process.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Code of Ethics

On December 19, 2008, we adopted a code of ethics to apply to all of our executive officers, including our principal executive, financial and accounting officers, our directors, our financial managers and all employees are expected to adhere and promote regarding individual and peer responsibilities, and responsibilities to other employees, the Company, the public and other stakeholders.

The board and its committees held the following number of meetings during the fiscal year of 2009:

Board of Directors	0
Audit Committee	(not established until March 2010)
Compensation Committee	(not established until March 2010)
Corporate Governance and Nominating Committee	(not established until March 2010)

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2009.

Board Leadership and Risk Oversight

Our Chief Executive Officer also serves as Chairman of the Board. We have four other directors, three of whom are independent. Xiaogang Zhu, the chairman of the Audit Committee, is our lead independent director. The Board has three standing committees, each of which is comprised solely of independent directors with a committee chair.  We believe that this leadership structure has served China Pharmaceuticals well. The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and demonstrates to our employees, suppliers, customers, shareholders and other stakeholders that China Pharmaceuticals has clear leadership with a single person setting the tone and managing our operations. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing, approving, and overseeing risks arising from proposed related party transactions;

●	discussing the annual audited financial statements with the management;

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

●	monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Shareholder Communications

Shareholders requesting communication with Directors can do so by writing to China Pharmaceuticals, Inc., c/o Corporate Secretary, Mr. Yufei Qiao, 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Rd, Hi-Tech Development Zone, Xi’an City, People’s Republic of China, or emailing to qiaoyufeiok@yahoo.com.cn.  At this time we do not screen communications received and would forward any requests directly to the named Director. If no Director was named in a general inquiry, the Secretary would contact either the Chairman or the Chairman of a particular committee, as appropriate. We do not provide the physical address, email address, or phone numbers of Directors to outside parties without a Director's permission.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.       Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2009 and 2008 by each person who served as chief executive officer and chief financial officer during 2009.  No officer received compensation of $100,000 or more during 2008.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Terry Bowering, Former CEO and Director (1)	2009 2008	$63,140 $42,000	$0 $0	$0 $0	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Guozhu Wang, Director and CEO(2)	2009 2008	$5,242 $4,392	$0	$0	N/A	N/A	N/A	$0

Guiping Zhang, President(2)	2009 2008	$5,769 $5,710	$0	$0	N/A	N/A	N/A	N/A

Teo Lei, CFO(2)	2009 2008	$1,581 $0	$0	$0	N/A	N/A	N/A	N/A

(1)	Terry Bowering resigned as our Chief Executive Officer, on February 12, 2010, and resigned as a Director, effective March 4, 2010.

(2)
These amounts represent compensation paid by China Qinba Pharmaceuticals and its subsidiaries. China Qinba Pharmaceuticals executed employment agreements with our CEO, President and CFO as of January 1, 2010. The employment agreements are for a term of two years.  The employment agreements will provide for annual salaries and annual bonuses in amounts not less than the amounts set forth in the table above.

Employment Agreements

Through our wholly-owned subsidiary, China Qinba Pharmaceuticals, Inc, we have executed employment agreements with each of our executive officers, specifically, Guozhu Wang, our Chief Executive Officer; Guiping Zhang, our President and Teo Lei, our Chief Financial Officer. Each employment agreement has a term of two years.

On January 1, 2010, we entered into a two year Employment Agreement with Guozhu Wang to serve as our Chief Executive Officer. The Agreement provides for an annual salary of USD$5,095 and an annual bonus of up to 50% of the executive’s annual salary.

On January 1, 2010, we entered into a two year Employment Agreement with Guiping Zhang to serve as our President. The Agreement provides for an annual salary of USD$5,622 and an annual bonus of up to 50% of the executive’s annual salary.

On January 1, 2010, we entered into a two year Employment Agreement with Tao Lei to serve as our Chief Financial Officer. The Agreement provides for an annual salary of USD$4,392 and an annual bonus of up to 50% of the executive’s annual salary.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

Our compensation committee oversees the compensation of our named executive officers.

Compensation of Directors

As of the date of this report, our directors have received no compensation for their service on the board of directors. We plan to implement a compensation program for our independent directors, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises or options outstanding in fiscal year of 2009.

Pension and Retirement Plans

Currently, we do not offer any formal annuity, pension or retirement benefits to be paid to any of our officers or directors. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer, President and Chief Financial Officer, and (iv) all executive officers and directors as a group as of April 9, 2010.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Directors and Executive Officers

Common Stock	Guozhu Wang CEO and Director	5,913,600	15.38%

Common Stock	Guiping Zhang President and Director	5,227,200	13.59%

Common Stock	Tao Lei Chief Financial Officer	0	0%

Common Stock	Zaizhi Cheng Director 102 Unit 2, Building 24, Yingshi Street, Huaiyin District, Ji’nan, Shandong, People’s Republic of China 250022	0	0%

Common Stock	Michael Segal Director 11 East 86th Street, Suite 19B New York, NY 10028	0	0%

Common Stock	Xiaogang Zhu Director 513 Unit 1, Building 7 of 3546 Factory, Xinwenxiang, Beilin District, Xi’an, People’s Republic of China 710061	0	0%

Common Stock
All Directors and Executive Officers as a Group (6 persons)		11,140,800	28.97%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o China Pharmaceuticals, Inc., 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Rd, Hi-Tech Development Zone, Xi’an City, PRC.

(2) Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings made with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

In determining the percent of common stock owned by a person or entity on April 9, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on April 9, 2010 (38,450,000 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

In May 2008 China Qinba Pharmaceuticals issued 6,250,000 shares of our common stock to our three founders in consideration for services in connection with our formation and organization. China Qinba Pharmaceuticals issued Ms. Chen Xi Huang Wong 966,250 shares, ValueRich, Inc., a consultant with whom China Qinba Pharmaceuticals has a consulting arrangement 1,406,250 shares and Bo Chen, a principal shareholder 3,437,500 shares, which represents 10.84% of our outstanding common shares.

In 2008, in exchange for executing the Management Entrustment Agreement, the shareholders of Xi’an Pharmaceuticals received 25,000,000 shares of China Qinba Pharmaceuticals, Inc. common stock and some of the China Qinba Pharmaceuticals officers and directors are officers and directors of Xi’an Pharmaceuticals. Guozhu Wang and Guiping Zhang received 7,250,000 and 6,750,000 shares of China Qinba Pharmaceuticals common stock in connection with such transaction, which represented 22.87% and 21.29% of China Qinba Pharmaceuticals outstanding shares of common stock.

In November 2008 China Qinba Pharmaceuticals issued 200,000 shares of China Qinba Pharmaceuticals common stock to Ms. Chen Xi Huang Wong in exchange for her capital contribution of $500,000.

As part of a private placement that was conducted from September 2008 and ending December 2008 China Qinba Pharmaceuticals issued 250,000 shares of China Qinba Pharmaceuticals common stock at $.04 per share to 36 investors. Lap Keung Wong, the husband of Ms. Chen Xi Huang Wong was issued 43,750 shares in connection with the offering.  Joseph Visconti, the CEO and President of ValueRich, Inc. was issued 5,000 shares in connection with such offering and his son and father were each issued 2,500 shares in connection with such offering.

In December 2009, China Qinba Pharmaceuticals cancelled 3,700,000 shares of our common stock that had been issued to China Qinba Pharmaceuticals three founders in consideration for services not performed in the following amounts: ValueRich Inc. 1,406,250 shares, Ms. Chen Xi Huang Wong, 966,250 shares, and Mr. Bo Chen 1,227,500 shares.

Pursuant to a share exchange agreement dated February 12, 2010, Terry Bowering transferred 5,100,000 shares of common stock of Allstar Restaurants to Allstar Restaurants in exchange for 100% of the issued and outstanding shares of Allstar Restaurants’ wholly-owned subsidiary, China Doll Foods Ltd., d/b/a China Doll Restaurant and Lounge.   Allstar Restaurants cancelled the shares of common stock received from Terry Bowering on February 12, 2010. Terry Bowering and Allstar Restaurants entered into a binding agreement with respect to such transaction on February 12, 2010.

Pursuant to the merger agreement of February 12, 2010, through our wholly-owned subsidiary Allstar Acquisitions Co., we acquired control of China Qinba Pharmaceuticals, Inc.  a Delaware corporation and the parent company of Xi-an Development Co., Ltd., a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China  by issuing to the China Qinba Pharmaceutical Shareholders shares our of Common Stock as consideration for all of the outstanding capital stock of China Qinba Pharmaceuticals. The Majority Qinba Shareholders with whom we consummated the merger included Guozhu Wang, Guiping Zhang, Xiu’e Xing, Yong Xu, XiLing Gao, Xianhong Xue, Congge Wei and Xiulan Kang. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for such stockholder by proxy, but no such proxy shall be voted or acted upon after 3 years from its date, unless the proxy provides for a longer period.

At the closing of the merger agreement, the Company issued 33,600,000 shares of common stock to the China Qinba Pharmaceuticals Shareholders as merger consideration for 100% of the common stock of China Qinba Pharmaceuticals. Immediately after the closing, we had a total of 38,450,000 shares of common stock outstanding, with the China Qinba Pharmaceuticals Shareholders (and their assignees) owning approximately 87.39 % of our outstanding common stock, and the balance held by those who held our common stock prior to the closing.

The table below sets forth our significant stockholders, officers and directors, the significant stockholders, officers, and directors of Xi’an Development and their relationships with Xi’an Pharmaceuticals.

Name	Position/Interrelationship
Guozhu Wang
Chairman and Chief Executive Officer of China Pharmaceuticals, China Qinba Pharmaceuticals, and Xi’an Pharmaceuticals, shareholder of China Pharmaceuticals with 15.38% of our common stock; Director of Xi’an Development with right to vote Xi’an Pharmaceuticals shares under the terms of the Voting Proxy Agreement.

Guiping Zhang
President of China Pharmaceuticals, China Qinba Pharmaceuticals and Xi’an Pharmaceuticals, stockholder of China Pharmaceuticals with 13.59% of our common stock; Director and General Manager of Xi’an Development with right to vote Xi’an Pharmaceuticals shares under the terms of the Voting Proxy Agreement.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

We do not currently have a policy or set of procedures for the review, approval or ratification of transactions required to be reported as related party transactions. However, our bylaws provide that no contract or transaction between us and one or more of our directors or officers, or between us and any other corporation, partnership, association or other organization in which one or more of our directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or her or their votes are counted for such purpose, if: (1) the material facts as to his or her relationship or interest and as to the contract or transaction are disclosed or are known to the Board or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (2) the material facts as to his or her relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair as to us as of the time it is authorized, approved or ratified, by the Board, a committee thereof or the stockholders.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has three independent directors, Zaizhi Cheng, Michael Segal, and Xiaogang Zhu, as that term is defined under the National Association of Securities Dealers Automated Quotation system.

Item 14.       Principal Accounting Fees and Services

Audit Fee

China Pharmaceuticals incurred, in the aggregate, approximately $44,051 for professional services rendered by its registered independent public accounting firm for the audit of Orient Paper’s annual financial statements for the year ended December 31, 2009, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during this fiscal year.

Audit-Related Fees

China Pharmaceuticals did not incur any fees from its registered independent public accounting firm for audit-related services during the year ended December 31, 2009.

Tax Fees

China Pharmaceuticals did not incur any fees from its registered independent public accounting firm for tax compliance or tax consulting services during the year ended December 31, 2009.

All Other Fees

China Pharmaceuticals incurred approximately $230,128 in fees from its registered independent public accounting firm for services rendered to the Company, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal year ended December 31, 2009.

PART IV

Item 15.       Exhibits , Financial Statements Schedules

Exhibit Number	Description

2.1
Merger Agreement and Plan of Reorganization by and among Allstar Restaurants, Allstar Acquisitions Co., Terry Bowering, and   China Qinba Pharmaceuticals, Inc. and the Controlling Shareholders of China Quinba dated February 12, 2010 (1)

2.2	Share Exchange Agreement between Allstar Restaurants and Terry Bowering dated February 12, 2010 (1)
3.1	Charter and Articles of Incorporation of Allstar Restaurants. (1)
3.2	Amended Articles of Incorporation of Allstar Restaurants (1)
3.3	Amended Articles of Incorporation of Allstar Restaurants (Name Change) (1)
3.4	Certificate of Merger of China Qinba Pharmaceuticals, Inc. and Allstar Acquisitions, Inc.
3.5	Articles of Merger of Allstar Restaurants and China Pharmaceuticals, Inc.
10.1	Medical Materials Contract – Xi’an Tianyi Biotechnology Co. Ltd, (1)
10.2	Medicine Packaging Material Contract – Shaanxi Daxin Plastics Co. Ltd. (1)
10.3	Medicine Materials Contract – Shaanxi Qiangli Technology Co. Ltd. (1)
10.4	Employment Agreement with Tao Lei, Chief Financial Officer (1)
10.5	Employment Agreement with Gouzhu Wang, Chief Executive Officer (1)
10.6	Employment Agreement with Guiping Zhang, President (1)
10.7	Warrant Placement Agreement – IFG Investments Services, Inc. (1)
10.8	Warrant Placement Agreement – HACG Investor Relations Services Inc. (1)
10.9	Warrant Placement Agreement – Dragon Link Investments Ltd. (1)
10.10	Consulting Agreement IFG Investment Services, Inc. January 5, 2010 (1)
10.11	Investor Relations Agreement HACG Investor Relations Services Inc. January 27, 2010 (1)
10.12	Referral Agreement Dragon Link Investments Ltd. December 17, 2009 (1)
10.13	Agreement on Entrustment for Operation and Management (1)
10.14	Agreement on Share Pledge (1)
10.15	Exclusive Option Agreement (1)
10.16	Current Fund Loan Agreement, dated January 20, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.*
10.17	Current Fund Loan Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.*
10.18
Mortgage & Guarantee & Borrowing Contract, dated April 28, 2007, and extension agreement dated April 6, 2009, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd.*

10.19	Mortgage & Guarantee & Borrowing Contract, dated July 9, 2008, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd.*
10.20	Factoring Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.*
14.1	Code of Ethics (2)
16.1	Allstar Letter to HJ & Associates – Termination Letter (1)
16.2	HJ & Associates Letter – Item 4.01 (1)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed herewith.

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on February 19, 2010.
(2)	Incorporated by reference to the exhibit to our Annual Report on Form 10-KSB filed with the SEC on July 1, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2010

CHINA PHARMACEUTICALS, INC.

By:	/s/ Guozhu Wang
Guozhu Wang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Guozhu Wang	Chief Executive Officer and Director (principal executive officer)	April 15, 2010
Guozhu Wang

/s/ Tao Lei	Chief Financial Officer (principal financial and accounting officer)	April 15, 2010
Tao Lei

/s/ Guiping Zhang	President and Director	April 15, 2010
Guiping Zhang

/s/ Zaizhi Cheng	Director	April 15, 2010
Zaizhi Cheng

/s/ Michael Segal	Director	April 15, 2010
Michael Segal

/s/ Xiaogang Zhu	Director	April 15, 2010
Xiaogang Zhu