Form 10-Q
period 2010-03-31
China Pharmaceuticals Inc
filed 2010-05-17
CIK 1341808

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 000-52763

CHINA PHARMACEUTICALS, INC.
______________________________________________________
(Exact name of small business issuer as specified in its charter)

Nevada	20-2638087
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

24th Floor, Building A, Zhengxin Mansion
No. 5 of 1st Gaoxin Rd, Hi-Tech Development Zone
Xi’an City, People’s Republic of China 710075
(Address of principal executive offices)

011 - (86) 29-8406-7215
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,450,000 shares of common stock, $.001 par value, were outstanding as of May 1, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

CHINA PHARMACEUTICALS, INC.
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Pharmaceuticals, Inc.

We have reviewed the accompanying balance sheet of China Phamaceutical Inc. (the “Company”) as of March 31, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the three-month period ended March 31, 2010. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009 and the related consolidated statements of income, retained earnings and comprehensive income, and consolidated statement of cash flows for the year then ended; and in our report dated March 30, 2010 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
May 11, 2010

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010

ASSETS
	3/31/2010	12/31/2009
Current Assets	Unaudited	Audited
Cash and cash equivalents	$5,518,587	$6,685,630
Accounts receivable	5,538,987	3,525,544
Due from officer	5,420	5,427
Inventories	1,014	396,513
Prepayments and other receivables	652,327	708,761
Trade deposit paid	1,256,280	2,991,628
Total Current Assets	12,972,615	14,313,403

Property and equipment, net	7,584,281	7,686,245
Construction in progress	3,368,965	3,373,819
Intangible assets, net	8,194,203	8,321,329
Total Assets	$32,120,064	$33,694,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$515,229	$744,880
Accrued expenses and other payables	351,827	778,290
Trade deposit received	12,092	83,879
Short-term bank loans	-	2,493,692
Value-added tax payable	545,329	318,142
Income tax payable	541,481	651,399
Total Current Liabilities	1,965,958	5,070,282

Long-term Liabilities	-	-
Total Liabilities	1,965,958	5,070,282
Stockholders’ Equity Preferred stock, par value, $0.0001 per share 20,000,000 shares authorized, none outstanding Common stock, par value, $0.0001 per share, 100,000,000 shares authorized, 31,675,000 and 31,450,000 shares issued and outstanding	3,168	3,168
Common stock subscribed, par value, $0.0001 per share, 25,000 and 250,000 shares issued	2	2
Paid-in capital	6,580,780	6,580,780
Subscriptions receivable	(1,000)	(1,000)
Statutory reserves	2,292,585	2,137,797
Accumulated other comprehensive loss	54,259	72,543
Retained earnings	21,224,312	19,831,224
Total Stockholders’ Equity	30,154,106	28,624,514
Total Liabilities and Stockholders’ Equity	$32,120,064	$33,694,796

The accompanying notes are an integral part of these financial statements

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

Sales, net	$7,053,199	$4,693,433

Cost of sales	(2,820,178)	(1,929,294))

Gross profit	4,233,021	$2,764,139

Selling, general and administrative expenses	(2,114,086)	(574,985)

Income from operations	2,118,935	2,189,154

Other Income (Expense)
Interest income	120	12,401
Other income	-	591
Interest expense	(29,653)	(81,241)
Total other Income (Expense)	(29,533)	(68,249)

Income before income taxes	2,089,402	2,120,905

Provision for income taxes	(541,526)	(318,136)

Net income	$1,547,876	$1,802,769

Net income per common share
Basic	0.05	$0.06
Diluted	0.05	$0.06

Weighted average common shares outstanding
Basic	31,675,000	31,662,637
Diluted	31,675,000	31,662,637

Net income	$1,547,876	$1,802,769
Other comprehensive income (loss)	(18,284)	6,401
Comprehensive income (loss)	$1,529,592	$1,809,170

The accompanying notes are an integral part of these financial statements.

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2010

	Common Stock		Stock subscribed		Paid- in	Subscription	Statutory	Comprehensive Income	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	receivable	Reserves	(Loss)	Earnings	Equity
Balance 12/31/2008	31,450,000	$3,145	250,000	25	$6,580,780	(10,000)	$1,247,175	$41,266	$11,814,467	$19,676,858
Transfer Reserves							890,622		(890,622)	-
Capital Contribution	225,000	23	(225,000)	(23)		9,000				9,000
Comprehensive income								31,277		31,277
Net Income									8,907,379	8,907,379
Balance 12/31/2009	31,675,000	$3,168	25,000	$2	$6,580,780	$(1,000)	$2,137,797	$72,543	$19,831,224	$28,624,514
Transfer Reserves							154,788		(154,788)	-
Capital Contribution										-
Comprehensive income								(18,284)		(18,284)
Net Income									1,547,876	1,547,876
Balance 3/31/2010	31,675,000	$3,168	25,000	$2	$6,580,780	$(1,000)	$2,292,585	$54,259	$21,224,312	$30,154,106

The accompanying notes are an integral part of these financial statements.

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,547,876	$1,802,769
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	230,072	201,427
Provision for impairment loss on intangible assets	1,630,846	-
Loss on assets disposed	-	-
Changes in operating assets and liabilities:
Cash pledged	-	193,770
Accounts receivable	(3,644,289)	(166,311)
Due from officer	7	(5,411)
Prepaid and other receivables	56,434	27,613
Trade deposit paid	(1,735,248)	3,176
Inventory	395,499	(86,573)
Accounts payable and accrued expenses	(656,114)	(39,331)
Bank acceptance payable	-	(193,770)
Trade deposit received	(71,787)	(18,826)
Due to shareholers	-	-
VAT tax payable	227,187	16,622
Income tax payable	(109,918)	3,504
Total adjustment	(206,815)	(64,110)

Net cash provided by (used in) operating activities	1,341,061	1,738,659
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(981)	(22,222)
Construction in progress	4,853	-
Intangible assets	-	-
Proceeds of assets disposed	-	-
Net cash used in Investing activities	3,872	(22,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from short-term bank loan	-	731,208
Repayment of short-term bank loan	(2,493,692)	(877,450)
Proceeds of issuance of stock	-	9,000
Net cash provided by (used in) financing activities	(2,493,692)	(137,242)

Effect of exchange rate changes on cash and cash equivalents	(18,284)	25,821

Net Increase (Decrease) in cash and cash equivalents	(1,167,043)	1,605,016

Cash and cash equivalents, beginning balance	6,685,630	5,049,188
Cash and cash equivalents, ending balance	5,518,587	$6,654,204
SUPPLEMENTAL DISCLOSURES:
Interest payments	$29,653	$81,241
Income tax payments	$651,399	$314,632

The accompanying notes are an integral part of these financial statements.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 1 - ORGANIZATION

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
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

•
Xi’an Pharmaceuticals has the full right to control and administrate the financial affairs and daily operation of Xi’an Qinba and has the right to manage and control all assets of Xi’an Qinba. The equity holders of Xi’an Qinba as a group have no right to make any decision about Xi’an Qinba’s activities without the consent of Xi’an Pharmaceuticals.

•
Xi’an Pharmaceuticals was assigned all voting rights of Xi’an Qinba and has the right to appoint all directors and senior management personnel of Xi’an Qinba. The equity holders of Xi’an Qinba possess no substantive voting rights.

•	Xi’an Pharmaceuticals will provide financial support if Xi’an Qinba requires additional funds to maintain its operations and to repay its debts.

•
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

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the year ended March 31, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income (loss) was $(18,284) and $ 6,401.

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
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of March 31, 2010. The allowance for doubtful account as of March 31, 2010 and December 31, 2009 are $2,138,887 and $ 508,041 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowances are made to reduce their inventories to market value, if lower.  As of March 31, 2010 and December 31, 2009, inventories consist of the following:

	3/31/2010	12/31/2009

Raw materials	$1,014	370,111
Finished goods	-	26,260
	$1,014	396,513

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

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment consist of the following:

	3/31/2010	12/31/2009
Building and improvements	$3,723,080	$3,723,080
Machinery	5,839,694	5,839,130
Fixture, furniture and equipment	178,489	178,071
Motor vehicles	111,834	111,834
	9,853,097	9,852,116
Less: Accumulated depreciation	(2,268,816)	(2,165,870)
	$7,584,281	$7,686,245

Depreciation expense for the year ended March 31, 2010 and 2009 was $102,946 and $ 107,090, respectively.

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

Land use right	50 years
Proprietary technologies	20 years

As of March 31, 2010 and December 31, 2009, the components of finite-lived intangible assets are as follows:

	3/31/2009	12/31/2009

Land use right	$1,058,965	$1,058,965
Proprietary technologies	8,228,223	8,965,538
	9,287,188	10,024,503
Less: Accumulated amortization	(1,092,985)	(965,859)
	8,194,203	9,058,644
Less: Impairment provision	-	(737,315)
	$8,194,203	$8,321,329

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization expense for the year ended March 31, 2010 and 2009 were $127,126 and $94,337, respectively. The estimated future amortization expenses related to intangible asset as of December 31, 2009 are as follows:

12/31
2010	$508,504
2011	508,504
2012	508,504
2013	508,504
2014	508,504
Thereafter	$5,651,683

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
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3 – SHORT-TERM BANK LOAN

The following summarizes short-term bank loan as of March 31, 2010 and December 31, 2009:

		3/31/2010		12/31/2009
Agricultural Bank of China	$		Agricultural Bank of China	$2,484,653
Terms of these loans call for interest from 9.3375% to 9.711% per annum, with principal due in 2009		-	Terms of these loans call for interest from 9.3375% to 9.711% per annum, with principal due in 2009
		-
Industrial and Commercial Bank of China -Xixiang Branch		-	Industrial and Commercial Bank of China -Xixiang Branch	1,760,253
Term of the loans call for interest at 5.31% per annum to a floating rate, with principal due in 2010		-	Term of these loans called for interest from 7.956% to 8.541% per annum, with principal due in 2009	-

Xixiang rural cooperative bank		-	Xixiang rural cooperative bank	733,439
Term of these loans call for interest from 11.46% to 12,24% per annum with principal due in 2009 and 2010		-	Term of these loans call for interest from 11.46% to 12,24% per annum with principal due in 2009 and 2010	-

Total		-		$2,493,692
Current Portion		-		2,493,692
Long term Portion		$-		$-

Note 4 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5- COMMITMENTS

The Company is committed to pay an additional $2,197,152 under an agreement of construction in process with Shaanxi Kai Da Air Purification  Co., Ltd.

Note 6 – INCOME TAX

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007.  Starting from 2008, the Enterprise Income Tax (EIT) is at a statutory rate of 15%.  The Company expensed $ 541,526 and $ 318,136 for income tax for the three months ended March 31, 2010 and 2009.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 7 – MAJOR CUSTOMERS AND CREDIT RISK

Thirteen and twelve customer represented 81.42% and 90.1% of sales for the three months ended March 31, 2010 and 2009 respectively. Eleven and twelve customer represented 89.71% and 95.27% of the Company’s accounts receivable for the three months ended March 31, 2010 and 2009 respectively. The Company had three and three vendors at March 31, 2010 and 2009 who accounted for 63.3% and 63.92% of the total purchases.  Two and two vendors at March 31, 2010 and 2009 accounted for 47% and 46% of the Company’s accounts payable.

Note 8 - STATUTORY RESERVES

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or crease in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2010 and December 31, 2009, the Company had allocated $ 2,292,585 and $ 2,137,797 to these non-distributable reserve funds.

Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity at March 31, 2010 is as follows:
Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2008	41,266
Change for 2009	31,277
Balance at December 31, 2009	$72,543
Change for three months ended March 31, 2010	(18,284)
Balance at March 31, 2010	$54,259

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 10- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC, therefore the Company is subject to the risks not typically associated with entities operating in the United States of America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, investor may lose all or part of the investment. Additional risks include:
▪	The Cony may not be able to adequately protect and maintain its intellectual property.
▪	The Company may not be able to obtain regulatory approvals for its products.
▪
The Company may have difficulty competing with larger and better financed companies in the same sector. New legislative or regulatory requirements may adversely affect the Company’s business and operations. The Company is dependant on certain key existing and future personnel.

▪	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.
▪	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
▪	The Company may experience barriers to conducting business due to governmental policy.
▪	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the United States.
▪	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.
▪	The Company may face obstacles from the communist system in the PRC.
▪	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
▪	Trade barriers and taxes may have an adverse affect on the Company’s business and operations.
▪	There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Note 11– SUBSEQUENT EVENTS

For the three months ended March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through May 11, 2010, the date of the financial statement issuance.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “China Pharmaceutical,” “CFMI,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “Xian Pharmaceuticals,” refer to Chin aPharmaceuticals, Inc.

We make certain forward-looking statements in this report.  Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Results of Operations

 Comparison of the Three Months  Ended March 31, 2010 and 2009

Net Sales

In the three months ended March 31, 2010, we had net sales of $ 7,053,199, an increase of 50% as compared with $ 4,693,433 sold in the same period ended on March 31, 2009.  This increase was primarily due to increased sales and manufacturing efforts.

Gross Profit

Gross profit increased 53% to $4,233,021 for the three months ended March 31, 2010, as compared to $$2,764,139 for the three months ended March 31, 2009. Our gross profit margin rose from 59% as of the three months ended March 31, 2009 to 60% as of the same period of 2010, mainly due to a decrease in raw material expenses.

Income from Operations

Operating income decreased 3% to $2,118,935 for the three months ended March 31, 2010, as compared with $2,189,154 for the three months ended March 31, 2009. The decrease was primarily a result of an increase of selling and administrative expenses.

Cost of Sales

Cost of sales increased to $2,820,178 for the three months ended March 31, 2010, representing a 46% increase as compared with $1,929,294 for the same period of 2009. This increase is due primarily to sales increase.

Operating Expenses

Operating expenses were $2,114,086 for the three months ended March 31, 2010, an increase 268% as compared to $574,985 for the same period of 2009. This increase was due primarily to an increase of sales cost due to an increase of selling and administrative expenses resulting from an increase in provision for impairment of intangible assets.

Net Income

Net income was $1,547,876 for the three months ended March 31, 2010, a decrease of 14% from $1,802,769 for the same period of 2009. This decrease is primarily attributable to an increase of operating expenses. Our net profit margin dropped 16% from 38% as of the three months ended March 31, 2009 to 22% as of the three months ended March 31, 2010. This decrease was primarily attributable to an increase of operating expenses.

Accounts Receivable

Accounts Receivable increased 3% to $5,538,987 as of March 31, 2010, compared with $5,376,919 as of March 31, 2009. This increase in accounts receivable was primarily attributable to an increase of sales.

Inventory

Inventory consists of raw materials and finished goods as of March 31, 2010. During this period, the recorded value of our inventory decreased 100% to $1,014 from $336,632 as of March 31, 2009. In addition, direct raw materials decreased from $311,358 as of March 31, 2009 to $1014 as of March 31, 2010, an decrease of 100%. These decreases were mainly due to preparations to move the Company’s headquarters to its Xian factory location in Jingwei Development Zone, as a result of which most of the Company’s raw material inventory was depleted so as to reduce administrative and moving expenses associated with the anticipated move. In the beginning of April 2010, the Company resumed purchasing raw materials for regular manufacturing.

Accounts payable

Accounts payable amounted to $515,229 as of March 31, 2010, a decrease of 67% from $1,560,221 as of March 31, 2009. This decrease is mainly due to prompt payment.

Liquidity and Capital Resources

Overview

We had net working capital surplus $11,006,657 at March 31, 2010, an increase of $4,235,342 over a net working capital deficit of $6,771,315 at March 31, 2009.

We incurred a gain from operations of $2,118,935 for the three months ended March 31, 2010; a decrease of $70,219 compared to a gain from operations of $2,189,154 for the three months ended March 31, 2009.  We generated a net gain for the three months ended March 31, 2010 and 2009 of $1,547,876 and $1,802,769, respectively.

Cash and Cash Equivalent

Our cash and cash equivalents were $6,685,630 at the beginning of the three months ended March 31, 2010 and decreased to $5,518,587 by the end of such period, a decrease of $1,167,043 or 17%.  The net change in cash and cash equivalents represented an increase of 27% or $1,411,359 from $5,242,845 for the comparable period in 2009. The decrease was primarily attributable to repayment of short-term bank loans.

Net cash provided by operating activities

Net cash provided by operating activities was $1,341,061 for the three months ended March 31, 2010, a decrease of $ 397,598 or 23% from $1,738,659 for the comparable period in 2009. The decrease was primarily attributable to a decrease of net income.

Net cash used in investing activities

Net cash used in investing activities was $3,872 for the three months ended March 31, 2010, a decrease of $26,094 or 117% from $22,222 for the comparable period in 2009. The increase was primarily attributable to a decrease of purchase of equipment.

Net cash used in financing activities

Net cash used in financing activities was 2,493,692 for the three months ended March 31, 2010, compared to $137,242 for the same period in 2009. The difference was primarily attributable to repayment of short-term bank loans.

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

To date, our business has been dependent upon short- to mid-term bank loans. We have paid in full our outstanding loans and at March 31, 2010, we had total outstanding bank loans of $0.

The following summarizes short-term bank loan as of March 31, 2010 and December 31, 2009:

		3/31/2010		12/31/2009
Agricultural Bank of China	$		Agricultural Bank of China	$2,484,653
Terms of these loans call for interest from 9.3375% to 9.711% per annum, with principal due in 2009		-	Terms of these loans call for interest from 9.3375% to 9.711% per annum, with principal due in 2009
		-
Industrial and Commercial Bank of China -Xixiang Branch		-	Industrial and Commercial Bank of China -Xixiang Branch	1,760,253
Term of the loans call for interest at 5.31% per annum to a floating rate, with principal due in 2010		-	Term of these loans called for interest from 7.956% to 8.541% per annum, with principal due in 2009	-

Xixiang rural cooperative bank		-	Xixiang rural cooperative bank	733,439
Term of these loans call for interest from 11.46% to 12,24% per annum with principal due in 2009 and 2010		-	Term of these loans call for interest from 11.46% to 12,24% per annum with principal due in 2009 and 2010	-

Total		-		$2,493,692
Current Portion		-		2,493,692
Long term Portion		$-		$-

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

The Fair Value Option for Financial Assets and Financial Liabilities

In February, 2007, FASB issued SFAS 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2010 and March 31, 2009, the Company had allocated $ 2,137,797 and $1,247,175, respectively, to these non-distributable reserve funds.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Guozhu Wang, the Company’s Chief Executive Officer (“CEO”), and Lei Tao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer,  to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.         Risk Factors.

N/A.

Item 2.            Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.            (Removed and Reserved).

Item 5.            Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMACEUTICALS, INC.

Dated: May 17, 2010	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Dated: May 17, 2010	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer