Form 10-Q
period 2010-06-30
China Pharmaceuticals Inc
filed 2010-08-23
CIK 1341808

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

       Large accelerated filer                                                                               Accelerated filer

       Non-accelerated filer  (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes □ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □  No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,041,677 shares of common stock, $.001 par value, were outstanding as of August 20, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010, AND 2009
(Unaudited)

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010

	JUNE 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$6,739,926	$6,685,630
Accounts receivable, net	12,150,095	3,525,444
Inventory	1,594,175	396,513
Prepayment and other receivables	612,348	708,761
Trade deposit	92,561	2,991,628
Due from officer	5,448	5,427

Total current assets	21,194,554	14,313,403

NONCURRENT ASSETS
Property and equipment, net	7,483,727	7,686,245
Construction in progress	3,386,885	3,373,819
Intangible assets	8,070,342	8,321,329

Total noncurrent assets	18,940,954	19,381,393

TOTAL ASSETS	$40,135,508	$33,694,796

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,413,932	744,880
Trade deposit received	4,268	83,879
Short-term bank loans	-	2,493,692
Accrued liabilities and other payables	468,029	778,290
Value-added tax payable	369,037	318,142
Income tax payable	996,979	651,399

Total current liabilities	3,252,246	5,070,282

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Preferred stock, par value, $0.0001 per share, 20,000,000 shares authorized	-	-
Common stock, par value, $0.0001 per share; 100,000,000 shares authorized, 33,041,677 and 28,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3,304	2,800
Paid in capital	8,730,490	6,580,150
Statutory reserve	2,854,617	2,137,797
Accumulated other comprehensive income	164,890	72,543
Retained earnings	25,129,962	19,831,224

Total stockholders' equity	36,883,263	28,624,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,135,508	$33,694,796

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Net sales	$17,500,787	$9,777,545	$10,447,588	$5,084,112

Cost of goods sold	7,186,768	3,796,389	4,366,590	1,867,095

Gross profit	10,314,019	5,981,156	6,080,998	3,217,017

Operating expenses
Selling, general and administrative expenses	2,743,019	1,702,652	(274,756)	1,127,667

Income from operations	7,571,000	4,278,503	6,355,754	2,089,349

Non-operating income (expenses)
Interest income	7,876	12,442	7,756	41
Interest expense	(29,324)	(57,181)	(29,324)	(57,181)
Financial expense	(405)	(81,304)	29,248	(63)
Other income	-	54,692	-	54,101

Total non-operating income (expenses), net	(21,852)	(71,351)	7,681	(3,103)

Income before income tax	7,549,148	4,207,152	6,363,435	2,086,247

Income tax	1,533,594	660,448	992,068	342,312

Net income	6,015,553	3,546,704	5,371,366	1,743,935

Other comprehensive item
Foreign currency translation	92,347	-	110,631	(6,401)

Comprehensive Income	$6,107,900	$3,546,704	$5,481,997	$1,737,534

Basic weighted average shares outstanding	31,313,774	28,000,000	32,459,259	28,000,000

Diluted weighted average shares outstanding	31,823,802	28,000,000	33,573,521	28,000,000

Basic earnings per share	$0.19	$0.13	$0.17	$0.06

Diluted earnings per share	$0.19	$0.13	$0.16	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,015,553	$3,546,704
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	457,439	401,119
Stock based compensation	1,152,631	-
(Increase) decrease in current assets:
Accounts receivable	(8,567,623)	(486,711)
Inventory	(1,190,115)	(387,944)
Prepayment and other receivables	98,660	(101,553)
Prepaid mining rights Trade deposit paid	2,895,925	(146,707)
Increase (decrease) in current liabilities:
Accounts payable	662,820	1,078,875
Unearned revenue Trade deposit received	(79,534)	71,366
Accrued liabilities and other payables	(311,700)	569,994
Taxes payable	390,746	(33,744)
Bills payable	-	(193,920)

Net cash provided by operating activities	1,524,802	4,317,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,948)	(23,225)

Net cash used in investing activities	(3,948)	(23,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	-	1,756,260
Repayment of short-term loans	(2,490,770)	(878,130)
Warrants exercised	998,213	-

Net cash (used in) provided by financing activities	(1,492,557)	878,130

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	25,999	(38,558)

NET INCREASE IN CASH & CASH EQUIVALENTS	54,296	5,133,828

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,685,630	5,242,845

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,739,926	$10,376,673

Supplemental Cash flow data:
Income tax paid	$1,192,262	$633,258
Interest paid	$28,753	$146,288

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

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

On October 28, 2008, WOFE entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (the “Agreements”) with Xi’an Qinba Pharmaceutical Co., Ltd ("Xi’an Qinba") and its shareholders (the “Transaction”). Xi’an Qinba is a corporation formed under the laws of the PRC. According to these Agreements, WOFE acquired management control of Xi’an Qinba whereby WOFE is entitled to all of the net profits of Xi’an Qinba as a management fee, and is obligated to fund Xi’an Qinba’s operations and pay all of the debts.  In exchange for entering into the Agreements, on October 28, 2008, WOFE issued 25,000,000 shares of its common stock to Xi’an Qinba owners, representing approximately 80% of the Company’s common stock outstanding after the Transaction.  Consequently, the owners of Xi’an Qinba own a majority of WOFE's common stock immediately following the Transaction, therefore, the Transaction is being accounted for as a "reverse acquisition", and Xi’an Qinba is deemed to be the accounting acquirer in the reverse acquisition between Xi’an Qinba and WOFE.

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

On February 12, 2010, the Company completed its merger with China Qinba in accordance with a Merger Agreement (the “Merger Transaction”). The Merger Transaction is being accounted for as a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and China Qinba (the legal acquiree) is considered the accounting acquirer for accounting purposes. Pursuant to the Merger Agreement, the Company issued 33,600,000 shares (which were subsequently reduced to 28,000,000 shares by reverse split) of Common Stock to the shareholders China Qinba in exchange for 100% of the outstanding shares of China Qinba.  Immediately after the Closing, the Company had a total of 38,450,000 shares of common stock outstanding, with all of the shareholders of China Qinba Pharmaceuticals (and their assignees) owning approximately 87.39 % of the Company’s outstanding common stock, and the balance held by those who held the Company’s common stock prior to the Closing. Subsequent to the Merger Transaction, the financial statements of the combined entity will in substance be those of China Qinba. The assets, liabilities and historical operations prior to the Merger Transaction will be those of China Qinba. Subsequent to the date of the Merger Transaction, China Qinba is deemed to be a continuation of the business of the Company. Therefore, post-merger financial statements will include the combined balance sheet of the Company and China Qinba, the historical operations of the Company and China Qinba from the closing date of the Merger Transaction forward.

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

Note 1 – ORGANIZATION(CONTINUED)

On June 8, 2010, the Company effected a 5 for 6 reverse split of issued and outstanding shares of common stock of the Company without changing the par value of the stock. The shares outstanding before reverse split were 39,650,000 shares; the shares outstanding after reverse split were 33,041,677.  Shares after reverse split were retroactively restated from beginning of the period for all the periods presented.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) omitted pursuant to such rules and regulations. The results for the six and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending on December 31, 2010.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with US GAAP. The Company's functional currency is the Chinese Yuan Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars. The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating companies.

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

•
Xi’an Pharmaceuticals has the full right to control and administrate the financial affairs and daily operation of Xi’an Qinba and has the right to manage and control all assets of Xi’an Qinba. The equity holders of Xi’an Qinba as a group have no right to make any decision about Xi’an Qinba’s activities without the consent of Xi’an Pharmaceuticals.

•
Xi’an Pharmaceuticals was assigned all voting rights of Xi’an Qinba and has the right to appoint all directors and senior management personnel of Xi’an Qinba. The equity holders of Xi’an Qinba possess no substantive voting rights.

•	Xi’an Pharmaceuticals will provide financial support if Xi’an Qinba requires additional funds to maintain its operations and to repay its debts.

•
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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the six months ended June 30, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income was $92,347 and $0, respectively. For the three months ended June 30, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income (loss) was $110,631 and $(6,401), respectively.

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

Contingencies (Continued)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantee, in which case the guarantee would be disclosed.

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of June 30, 2010. The allowance for doubtful account as of June 30, 2010 and December 31, 2009 was $711,973 and $ 508,041 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowances are made to reduce their inventories to market value, if lower.  As of June 30, 2010 and December 31, 2009, inventories consisted of the following:

	June 30, 2010	December 31, 2009

Raw materials	$1,305,582	370,111
Finished goods	288,593	26,260
	$1,594,175	396,513

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

Building and improvements	20-32 years
Machinery	8-42 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

 Property, Plant & Equipment consisted of the following:

Property, Plant & Equipment (Continued)

	June 30, 2010	December 31, 2009
Building and improvements	$3,723,080	$3,723,080
Machinery	5,839,880	5,839,130
Fixture, furniture and equipment	181,271	178,071
Motor vehicles	111,834	111,834
	9,856,065	9,852,115
Less: Accumulated depreciation	(2,372,338)	(2,165,870)
	$7,483,727	$7,686,245

Depreciation expense for the six months ended June 30, 2010 and 2009 was approximately $206,500 and $ 212,700, respectively. Depreciation expense for the three months ended June 30, 2010 and 2009 was approximately $103,500 and $ 105,600, respectively.

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

Land use right	50 years
Proprietary technologies	20 years

As of June 30, 2010 and December 31, 2009, the components of finite-lived intangible assets were as follows:

	June 30, 2010	December 31, 2009

Land use right	$1,058,965	$1,058,965
Proprietary technologies	8,965,538	8,965,538
	10,024,503	10,024,503
Less: Accumulated amortization	(1,216,846)	(965,859)
	8,807,657	9,058,644
Less: Impairment provision	(737,315)	(737,315)
	$8,070,342	$8,321,329

Amortization expense for six months ended June 30, 2010 and 2009 was approximately $251,000 and $190,000, respectively. Amortization expense for three months ended June 30, 2010 and 2009 was approximately $124,000 and $95,000, respectively. The estimated future amortization expenses related to intangible asset as of June 30, 2010 are as follows:

2010	$502,000
2011	502,000
2012	502,000
2013	502,000
2014	502,000
Thereafter	$5,560,342
Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of Jun 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The three levels are defined as follow:
?	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

?
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

?	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
 As of June 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.
Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

On January 1, 2007 the Company adopted the provisions of FASB issued Interpretation No. 48 (FIN 48), “Accounting for uncertainty in Income Taxes”, included in the Codification as ASC 740, Income Taxes. The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table presents a reconciliation of basic and diluted earnings per share for six and three months ended June 30, 2010:

	Six Months Ended		Three Months Ended
	2010	2009	2010	2009
Net income	$6,015,553	$3,546,704	$5,371,366	$1,743,935
Weighted average shares outstanding - basic	31,313,774	28,000,000	32,459,259	28,000,000
Effect of dilutive securities:
Warrants issued	510,028	-	1,114,262	-
Weighted average shares outstanding – diluted	31,823,802	28,000,000	33,573,521	28,000,000
Earnings per share – basic	$0.19	$0.13	$0.17	$0.06
Earnings per share – diluted	$0.19	$0.13	$0.16	$0.06

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

Recently Accounting Pronouncements

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.

Note 3 – SHORT-TERM BANK LOAN

The Company didn’t have any bank loans at June 30, 2010.  The following summarizes short-term bank loans as of December 31, 2009:

12/31/2009
Industrial and Commercial Bank of China -Xixiang Branch. Term of these loans called for interest from 7.956% to 8.541% per annum, with principal due in 2009. The loan was repaid upon maturity.	1,760,253

Xixiang rural cooperative bank. Term of these loans call for interest from 11.46% to 12.24% per annum with principal due in 2009 and 2010. The loan was repaid upon maturity.	733,439
$2,493,692

Note 4 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 – CONSTUCTION IN PROGRESS AND COMMITMENTS

Construction in progress represented the construction and installation of a comprehensive air purification system. The Company paid approximately $3,380,000 as of June 30, 2010 and December 31, 2009, and is committed to pay an additional $2,197,152 under an agreement with Shaanxi Kai Da Air Purification Co., Ltd.

Note 6 – INCOME TAX

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007.  Starting from 2008, the Enterprise Income Tax (EIT) was at a statutory rate of 15%.  The Company expensed approximately $ 1,533,000 and $ 660,000 for income tax for the six months ended June 30, 2010 and 2009. The Company expensed approximately $992,000 and $342,000 for income tax for the three months ended June 30, 2010 and 2009.

Note 7 – MAJOR CUSTOMERS AND CREDIT RISK

For the six months ended June 30, 2010, one customer accounted for approximately 14.3% of sales. For the six months ended June 30, 2009, no customer accounted for 10% or more of sales. For the three months ended June 30, 2010, two customers accounted for approximately 15% and 11% of sales. For the three months ended June 30, 2009, no customers accounted for 10% or more of sales.  At June 30, 2010, the total receivable due from this customer was approximately $1,185,000.

Three vendors provided 24%, 19% and 10% of the Company’s purchases of raw materials for the six months ended June 30, 2010, two vendors provided 41% and 10% of the Company’s purchase of raw materials for the six months ended June 30, 2009. Three vendors provided 25%, 17% and 11% of the Company’s purchases of raw materials for the three months ended June 30, 2010, three vendor provided 51%, 15% and 14% of the Company’s purchase of raw materials for the three months ended June 30, 2009. At June 30, 2010, the total payable due to these vendors was approximately $229,000.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or crease in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2010 and December 31, 2009, the Company had allocated $2,854,617 and $2,137,797 to these non-distributable reserve funds.

Note 9 – STOCK-BASED COMPENSATION PLAN

On December 17, 2009, China Qinba entered into a Shell Referral agreement with Dragon Link Investments, Ltd (Dragon Link) for Dragon Link to identify and refer a public shell company to the Company to consummate a reverse merger in the US. As consideration for the services provided by Dragon Link (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and Dragon Link), China Qinba agreed to issue to Dragon Link warrants to acquire 1,200,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently reduced to 1,000,000 shares post reverse split), with registration rights, and exercisable at a price of $1.00 per post-split share within three years after the control acquisition or merger by China Qinba with a public company identified by Dragon Link .  The warrants will expire on February 11, 2013. The warrants were fully exercised in May of 2010.  The Company received $1 million proceeds from exercise of the warrants.
On January 5, 2010, China Qinba entered into an agreement with IFG Investments Services, Inc (IFG) to obtain certain consulting services including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested. In consideration for the consulting services to be performed by IFG (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and IFG), China Qinba agreed to issue to IFG warrants to acquire 1,800,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently reduced to 1,500,000 shares post reverse split), with registration rights, exercisable at $1.00 per post-split share within three years after the closing of the control

Note 9 – STOCK-BASED COMPENSATION PLAN(CONTINUED)

acquisition or merger by China Qinba with public company.  The warrants will expire on February 11, 2013.  The warrants were vested immediately.  The fair value of the warrants at issuing date was $1,051,588.
On January 27, 2010, China Qinba entered into an investor relations agreement with HACG Investor Relations Services, Inc (HACG), to obtain certain public company sector services, including advising on and with respect to investor relations. The term of the contract expires January 31, 2011.  As consideration for the services to be performed by HACG (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and HACG), China Qinba agreed to issue to HACG warrants to acquire 1,200,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently reduced to 1,000,000 shares post reverse split), with registration rights, exercisable at $1.00 per post-split share until January 31, 2013. The warrants were vested immediately.  The fair value of the warrants at issuing date was $469,976.
Based on the fair value method under ASC Topic 505, the fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model and is recognized as compensation expense over the service period of each warrants issued. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the warrant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The fair value was estimated at the date of grant using the following range of assumptions: average risk-free interest rate – 1.89%; expected life – 3 years; expected volatility – 219%; and expected dividends – nil.  No estimate of forfeitures was made as the Company has a short history of granting warrants.
 The following table summarizes activities of these warrants for the six months ended June 30, 2010:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Exercisable at January 1, 2010	-
Cancelled	-	-	-
Granted	3,500,000	1	3.00
Exercised	1,000,000	1	-
Outstanding at June 30, 2010	2,500,000	$1	2.61
Exercisable at June 30, 2010	2,500,000

The Company recorded $1,152,631 compensation expense for warrants during the six and $248,942 for three months ended June 30, 2010 with a corresponding increase to additional paid-in capital.

 Note 10- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the United States of America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, investor may lose all or part of the investment. Additional risks include:

▪	The Company may not be able to adequately protect and maintain its intellectual property.
▪	The Company may not be able to obtain regulatory approvals for its products.

▪
The Company may have difficulty competing with larger and better financed companies in the same sector. New legislative or regulatory requirements may adversely affect the Company’s business and operations. The Company is dependent on certain key existing and future personnel.

▪	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.

▪	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
▪	The Company may experience barriers to conducting business due to governmental policy.

▪	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the United States.
▪	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.

▪	The Company may face obstacles from the communist system in the PRC.
▪	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.

▪	Trade barriers and taxes may have an adverse affect on the Company’s business and operations.
▪	There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Note 11– SUBSEQUENT EVENTS

For the six months ended June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through August 20, 2010, the date of the financial statement issuance.

One July 20, 2010, the Company filed registration statement under the securities act of 1933 for issuing 4,300,000 shares of common stocks.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “China Pharmaceutical,” “CFMI,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “Xian Pharmaceuticals,” refer to China Pharmaceuticals, Inc.

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;

•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;

•	investor sentiment; and
•	our reputation.

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

Results of Operations

 Comparison of Three Months Ended June 30, 2010 and 2009

The following table sets forth the results of our operations for the three months ended June 30, 2010 and 2009 indicated as a percentage of net sales:

	Three Months Ended June 30,
	2010		2009
	$	% of Sales	$	% of Sales
Sales	10,447,588		5,084,112
Cost of goods sold	4,366,590	42%	1,867,095	37%
Gross Profit	6,080,998	58%	3,217,017	63%
Operating Expenses	(274,756)	(3)%	1,127,668	22%
Income from Operations	6,355,754	61%	2,089,349	41%
Other Income (Expenses), net	7,680	0.1%	(3,103)	(0.1)%
Income tax expense	992,068	10%	342,312	7%
Net Income	5,371,366	51%	1,743,935	34%

Net Sales

In the three months ended June 30, 2010, we had net sales of $ 10,447,588, an increase of 105% as compared with $ 5,084,112 in the same period of 2009.  This increase was primarily due to our continuous efforts on expanding the market and sales channels for our products.

Cost of Goods Sold

Cost of goods sold increased to $4,366,590 for the three months ended June 30, 2010, representing a 134% increase as compared with $1,867,095 for the same period of 2009. This increase was primarily due to sales and production volume increase. The percentage of sales was 42% for the three months ended June 30, 2010 as compared to 37% for the same period of 2009; the increase was mainly attributed to increased raw material price as a result of overall price inflation in China.

Gross Profit

Gross profit increased 89% to $6,080,998 for the three months ended June 30, 2010, as compared to $3,217,017 for the three months ended June 30, 2009. Our gross profit margin decreased from 63% for the three months ended June 30, 2009 to 58% for the same period of 2010 for the reasons described above.

Operating Expenses

Operating expenses were $(274,756) for the three months ended June 30, 2010, a decrease of 124% as compared to $1,127,668 for the same period of 2009. This decrease was primarily due to a reversal of bad debt allowance of approximately $1.42 million as a result of subsequent collection of the payment.

Net Income

Net income was $5,371,366 for the three months ended June 30, 2010, an increase of 208% from $1,743,935 for the same period of 2009. This increase was primarily attributable to an increase of sales. Our net profit margin increased 17% from 34% for the three months ended June 30, 2009 to 51% for the three months ended June 30, 2010. This increase was primarily attributable to an increase of sales and decrease of operating expenses as a result of reversal of bad debt allowance of approximately $1.42 million.

Comparison of Six Months Ended June 30, 2010 and 2009

The following table sets forth the results of our operations for the six months ended June 30, 2010 and 2009 indicated as a percentage of net sales:

	Six Months Ended June 30,
	2010		2009
	$	% of Sales	$	% of Sales
Sales	17,500,787		9,777,545
Cost of goods sold	7,186,768	41%	3,796,389	39%
Gross Profit	10,314,019	59%	5,981,156	61%
Operating Expenses	2,743,019	16%	1,702,652	17%
Income from Operations	7,571,000	43%	4,278,504	44%
Other Expenses, net	(21,852)	(0.1)%	(71,351)	(0.7)%
Income tax expense	1,533,595	9%	660,449	7%
Net Income	6,015,553	34%	3,546,704	36%

Net Sales

In the six months ended June 30, 2010, we had net sales of $ 17,500,787, an increase of 79% as compared with $ 9,777,545 in the same period of 2009.  This increase was primarily due to increased demand for our products as a result of our successful marketing and promotion strategies.

Cost of Goods Sold

Cost of goods sold increased to $7,186,768 for the six months ended June 30, 2010, representing an 89% increase as compared with $3,796,389 for the same period of 2009. This increase was primarily due to increase in sales and production volume; the percentage of sales increase was 41% for the six months ended June 30, 2010 as compared to 39% for the same period of 2009.  The increase in cost of goods sold was also attributable to increased raw material price as a result of overall price inflation in China.

Gross Profit

Gross profit increased 72% to $10,314,019 for the six months ended June 30, 2010, as compared to $5,981,156 for the six months ended June 30, 2009. Our gross profit margin decreased from 61% for the six months ended June 30, 2009 to 59% for the same period of 2010; the decrease in gross margin was a result of increased raw material prices.

Operating Expenses

Operating expenses were $2,743,019 for the six months ended June 30, 2010, an increase of 61% as compared to $1,702,652 for the same period of 2009. This increase was primarily due to increased marketing and travelling expenses for expanding our sales and increasing the market shares of our products, as well as increased auditing and legal expenses in associated with being a US public company since February 2010.  In addition, during the six months ended June 30, 2010, we recorded approximately $1,153,000 stock compensation expense for warrants issued as consulting and referral fees.

Net Income

Net income was $6,015,553 for the six months ended June 30, 2010, an increase of 70% from $3,546,704 for the same period of 2009. This increase was primarily attributable to an increase of sales. Our net profit margin decreased 2% from 36% for the six months ended June 30, 2009 to 34% as compared to the six months ended June 30, 2010. This decrease was primarily attributable to a decrease of profit margin.

Liquidity and Capital Resources

Overview

We had net working capital of $17,942,308 at June 30, 2010, an increase of $8,699,187 over a net working capital of $9,243,121 at December 31, 2009. The ratio of current assets to current liabilities was 6.52:1 at June 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Cash provided by (used in):
Operating Activities	$1,524,802	$4,317,480
Investing Activities	(3,948)	(23,225)
Financing Activities	(1,492,557)	878,130

Net cash provided by operating activities

Net cash provided by operating activities was $1,524,802 for the six months ended June 30, 2010, a decrease of $ 2,792,677 or 65% from $4,317,480 for the comparable period in 2009. The decrease was primarily attributable to an increase of account receivable and inventory in spite of our significant increase in sales.

Net cash used in investing activities

Net cash used in investing activities was $3,948 for the six months ended June 30, 2010, a decrease of $19,276 or 83% from $23,225 for the comparable period in 2009. The decrease was primarily attributable to a decrease of purchase of equipment during the six months ended June 30, 2010 as compared to the same period of last year.

Net cash used in financing activities

Net cash used in financing activities was 1,492,557 for the six months ended June 30, 2010, compared to $878,130 cash provided by financing activity for the same period in 2009. The difference was primarily attributable to repayment of short-term bank loans of $2,490,770 partially offset by cash inflow of $998,213 from warrants exercised during the six months ended June 30, 2010, as compared to the same period of 2009, in which we had $1,756,260 proceeds from bank loans and $878,130 from repayment of such loans.

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

To date, our business has been dependent upon short- to mid-term bank loans. We have paid in full our outstanding loans at June 30, 2010; we had total outstanding bank loans of $0 at June 30, 2010.

The following summarizes our short-term bank loans as of December 31, 2009, which we have since paid in full:

12/31/2009
Industrial and Commercial Bank of China -Xixiang Branch. Term of these loans called for interest from 7.956% to 8.541% per annum, with principal due in 2009. The loan was repaid upon maturity.	1,760,253

Xixiang Rural Cooperative Bank. Term of these loans call for interest from 11.46% to 12.24% per annum with principal due in 2009 and 2010. The loan was repaid upon maturity.	733,439
$2,493,692

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

On January 1, 2007 the Company adopted the provisions of FASB issued Interpretation No. 48 (FIN 48), “Accounting for uncertainty in Income Taxes”, included in the Codification as ASC 740, Income Taxes. The topic addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

New Financial Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company is currently evaluating the impact, if any, of ASU 2009-13 on its financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. The Company is currently evaluating the impact, if any, of ASU 2009-14 on its financial position and results of operations.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company does not expect the adoption of ASC Topic 718 will have an impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. The adoption of this standard did not have a material impact to the Company’s financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Guozhu Wang, the Company’s Chief Executive Officer (“CEO”), and Lei Tao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer,  to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                     Legal Proceedings.

On May 17, 2010, ValueRich, Inc., commenced litigation  to compel arbitration against us, at the 11th Judicial Circuit in Miami-Dade County, Florida, case No. 10-28043LA10, alleging breach of contract and other related claims.  ValueRich alleges ownership of 20% of the outstanding shares of our common stock pursuant to a May 2008 consulting agreement between ValueRich and Xian Pharmaceuticals, our operating VIE.   It is our opinion that the litigation has no merit and we intend to vigorously defend it with our full resources.

We know of no other material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMACEUTICALS, INC.

Dated: August 23, 2010	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Dated: August 23, 2010	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer