Form 10-Q
period 2010-09-30
China Pharmaceuticals Inc
filed 2010-11-15
CIK 1341808

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,399,662 shares of common stock, $.001 par value, were outstanding as of November15, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$5,970,252	$6,685,630
Accounts receivable	15,457,660	3,525,444
Inventory	1,227,244	396,513
Other receivables	551,462	708,761
Prepayment	1,178,698	-
Trade deposit paid	-	2,991,628
Subscription receivable	830,224	-
Due from officer	5,521	5,427

Total current assets	25,221,061	14,313,403

NONCURRENT ASSETS
Property and equipment, net	7,383,531	7,686,245
Construction in progress	3,432,272	3,373,819
Intangible assets	7,945,549	8,321,329

Total noncurrent assets	18,761,352	19,381,393

TOTAL ASSETS	$43,982,413	$33,694,796

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,118,623	744,880
Trade deposit received	-	83,879
Short-term bank loans	-	2,493,692
Accrued liabilities and other payables	972,998	778,290
Value-added tax payable	483,742	318,142
Income tax payable	577,883	651,399

Total current liabilities	3,153,246	5,070,282

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 25,000,000 shares authorized, 11,399,662 and 9,333,333 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	11,400	9,333
Additional paid in capital	11,414,171	6,573,617
Statutory reserves	3,092,334	2,137,797
Accumulated other comprehensive income	467,014	72,543
Retained earnings	25,844,248	19,831,224

Total stockholders' equity	40,829,167	28,624,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,982,413	$33,694,796

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Net sales	$25,385,668	$18,394,922	$7,884,881	$8,617,377

Cost of goods sold	10,380,853	8,439,397	3,194,085	4,643,008

Gross profit	15,004,815	9,955,525	4,690,796	3,974,369

Operating expenses
Selling, general and administrative expenses	6,744,602	2,313,604	4,001,583	610,952

Income from operations	8,260,213	7,641,921	689,213	3,363,417

Non-operating income (expenses)
Interest income	14,035	12,489	6,159	47
Interest expense	(29,403)	(258,268)	(79)	(201,087)
Financial income (expense)	(433)	-	(28)	81,304
Other income	614,554	61,817	614,554	7,125

Total non-operating income (expenses)	598,753	(183,962)	620,606	(112,611)

Income before income tax	8,858,966	7,457,959	1,309,819	3,250,806

Income tax	1,891,410	1,148,072	357,816	487,624

Net income	6,967,556	6,309,887	952,003	2,763,182

Other comprehensive item
Foreign currency translation	394,471	16,213	302,124	9,812

Comprehensive Income	$7,362,027	$6,326,100	$1,254,127	$2,772,994

Basic weighted average shares outstanding	10,687,133	9,333,333	11,177,425	9,333,333

Diluted weighted average shares outstanding	10,975,745	9,333,333	11,508,262	9,333,333

Basic earnings per share	$0.65	$0.68	$0.09	$0.30

Diluted earnings per share	$0.63	$0.68	$0.08	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,967,556	$6,309,887
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Loss on assets disposed	-	1,253
Stock based compensation expense	2,222,622	-
Depreciation and amortization	686,727	600,061
(Increase) decrease in current assets:
Accounts receivable	(11,686,694)	(2,797,725)
Due from officer	-	(5,411)
Inventory	(811,068)	(142,220)
Cash pledged	-	193,770
Prepayment and other receivables	(993,448)	(49,721)
Trade deposit paid	2,996,099	(1,025,886)
Increase (decrease) in current liabilities:
Accounts payable	355,234	(681,652)
Due to shareholders	-	698,304
Trade deposit received	(84,007)	165,295
Accrued liabilities and other payables	178,410	-
Taxes payable	74,118	430,578
Bank acceptance payable	-	(193,770)

Net cash provided by (used in) operating activities	(94,451)	3,502,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(8,155)	(9,982)
Construction in progress	-	(3,363,557)

Net cash used in investing activities	(8,155)	(3,373,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	-	2,193,624
Repayment of short-term loan	(2,497,502)	(914,047)
Issuance of common stock	789,775	-
Warrants exercised	992,189	9,000

Net cash (used in) provided by financing activities	(715,538)	1,288,577

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	102,766	8,151

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(715,378)	1,425,952

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,685,630	5,049,188

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,970,252	$6,475,140

Supplemental Cash flow data:
Income tax paid	$1,974,895	$1,149,051
Interest paid	$28,830	$257,852

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

These contractual arrangements completed on October 28, 2008 provide that WOFE has controlling interest in Xi’an Qinba as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), included in the FASB Accounting Standards Codification (“ASC”) 810, Consolidation, an Interpretation of Accounting Research Bulletin No. 51, included in the Codification as ASC 810, Consolidation, which requires WOFE to consolidate the financial statements of Xi’an Qinba and ultimately consolidate with its parent company, China Qinba (see Note 2, “Principles of Consolidation”).

On February 12, 2010, the Company completed its merger with China Qinba in accordance with a Merger Agreement (the “Merger Transaction”). Prior to the reverse merger, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense, The Company (the legal acquirer) is considered the accounting acquiree and China Qinba (the legal acquiree) is considered the accounting acquirer for accounting purposes. Pursuant to the Merger Agreement, the Company issued 33,600,000 shares (which were subsequently reduced to 9,333,333 shares by reverse split) of Common Stock to the shareholders China Qinba in exchange for 100% of the outstanding shares of China Qinba.  Immediately after the Closing, the Company had a total of 10,680,559 shares (post-reverse split) of common stock outstanding, with all of the shareholders of China Qinba Pharmaceuticals (and their assignees) owning approximately 87.39 % of the Company’s outstanding common stock, and the balance held by those who held the Company’s common stock prior to the Closing. Subsequent to the Merger Transaction, the financial statements of the combined entity will in substance be those of China Qinba. The assets, liabilities and historical operations prior to the Merger Transaction will be those of China Qinba. Subsequent to the date of the Merger Transaction, China Qinba is deemed to be a continuation of the business of the Company. Therefore, post-merger financial statements will include the consolidated balance sheets of the Company and China Qinba, the historical operations of the Company and China Qinba from the closing date of the Merger Transaction forward.

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

On August 23, 2010, the Company issued 1,157,143 shares of common stock. On September 10, 2010, the Company effected a 3 for 1 reverse split of issued and outstanding shares of common stock of the Company without changing the par value of the stock. The shares outstanding after reverse split were 11,399,662.  Shares after reverse split were retroactively restated from beginning of the period for all the periods presented.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) omitted pursuant to such rules and regulations. The results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending on December 31, 2010.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the nine months ended September 30, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income was $394,471 and $16,213 respectively. For the three months ended September 30, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income was $302,124 and 9,812, respectively.

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of September 30, 2010. The allowance for doubtful account as of September 30, 2010 and December 31, 2009 was $97,266 and $ 508,041, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Costs that are capitalized to inventory primarily include direct manufacturing overhead such as labor costs and packing materials.   Management compares the cost of inventories with the market value and allowances are made to reduce their inventories to market value, if lower.  As of September 30, 2010 and December 31, 2009, inventories consisted of the following:

	September 30, 2010	December 31, 2009

Raw materials	$1,146,221	370,253
Finished goods	81,023	26,260
	$1,227,244	396,513

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

 Property, Plant & Equipment consisted of the following:

	September 30, 2010	December 31, 2009
Building and improvements	$4,067,306	$4,067,306
Machinery	5,495,654	5,494,904
Fixture, furniture and equipment	185,487	178,071
Motor vehicles	111,834	111,834
	9,860,281	9,852,115
Less: Accumulated depreciation	(2,476,750)	(2,165,870)
	$7,383,531	$7,686,245

Depreciation expense for the nine months ended September 30, 2010 and 2009 was approximately $310,900 and $ 316,800, respectively. Depreciation expense for the three months ended September 30, 2010 and 2009 was approximately $104,400 and $ 104,600, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to fifty years. Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use right purchased in 2003 will expire in 2053. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	20 years

As of September 30, 2010 and December 31, 2009, the components of intangible assets were as follows:

	September 30, 2010	December 31, 2009

Land use right	$1,058,965	$1,058,965
Proprietary technologies	8,965,538	8,965,538
	10,024,503	10,024,503
Less: Accumulated amortization	(1,341,639)	(965,859)
	8,682,864	9,058,644
Less: Impairment provision	(737,315)	(737,315)
	$7,945,549	$8,321,329

Amortization expense for nine months ended September 30, 2010 and 2009 was approximately $375,780 and $283,250, respectively. Amortization expense for three months ended September 30, 2010 and 2009 was approximately $125,000 and $95,000, respectively. The estimated future yearly amortization expenses related to intangible asset as of September 30, 2010 are as follows:

2011	$502,000
2012	502,000
2013	502,000
2014	502,000
2015	502,000
Thereafter	$5,435,549

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company has one revenue source from manufacturing and selling the pharmaceutical products, and does not allow its customers to return products. The Company’s customers can exchange products only if they are damaged in transportation.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the nine months ended September 30, 2010 and 2009, the Company incurred approximately $1,100,000 and 41,000 advertising expense, respectively; for the three months ended September 30, 2010 and 2009, the Company incurred approximately $1,100,000 and $0 advertising expense, respectively.

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

The following table presents a reconciliation of basic and diluted earnings per share for nine and three months ended September 30, 2010:

	Nine Months Ended		Three Months Ended
	2010	2009	2010	2009
Net income	$6,967,556	$6,309,887	$952,003	$2,763,182
Weighted average shares outstanding - basic	10,687,133	9,333,333	11,177,425	9,333,333
Effect of dilutive securities:
Warrants issued	288,612	-	330,837	-
Weighted average shares outstanding – diluted	10,975,745	9,333,333	11,508,262	9,333,333
Earnings per share – basic	$0.65	$0.68	$0.09	$0.30
Earnings per share – diluted	$0.63	$0.68	$0.08	$0.30

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

Research and Development

Research and development costs are related primarily to the development of new drugs by the Company. Research and development costs are expensed as incurred.

The Company also develops new products through arrangements and corporation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets.

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

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment of manufacturing and marketing over-the-counter and prescription pharmaceutical products. All of the Company's assets are located in the PRC.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Note 3– PREPAYMENT

At September 30, 2010, the Company had prepayment of $1,178,698 including $1,119,219 (RMB 7,500,000) prepaid advertisement fee and $59,479 for prepaid raw material.

Note 4 – SHORT-TERM BANK LOAN

The Company did not have any bank loans at September 30, 2010.  The following summarizes short-term bank loans as of December 31, 2009:

December 31, 2009
Industrial and Commercial Bank of China -Xixiang Branch. Term of these loans called for interest from 7.956% to 8.541% per annum, with principal due in 2009. The loan was repaid upon maturity.	1,760,253

Xixiang rural cooperative bank. Term of these loans call for interest from 11.46% to 12.24% per annum with principal due in 2009 and 2010. The loan was repaid upon maturity.	733,439
$2,493,692

Note 5 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 6 – CONSTRUCTION IN PROGRESS AND COMMITMENTS

Construction in progress represented the construction and installation of a comprehensive air purification system. The Company paid approximately $3,432,000 as of September 30, 2010 and December 31, 2009, and is committed to pay an additional $2,200,000 under an agreement with Shaanxi Kai Da Air Purification Co., Ltd.

Note 7 – INCOME TAX

The Company’s subsidiary and VIE were incorporated in the PRC which is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007.  Starting from 2008, the Enterprise Income Tax (EIT) was at a statutory rate of 15%.  The Company expensed approximately 1,891,400 and $ 1,148,000 for income tax for the nine months ended September 30, 2010 and 2009. The Company expensed approximately $358,000 and $488,000 for income tax for the three months ended September 30, 2010 and 2009.

Note 8 – MAJOR CUSTOMERS AND CREDIT RISK

For the nine months ended September 30, 2010, one customer accounted for approximately 12% of sales. For the nine months ended September 30, 2009, no customer accounted for 10% or more of sales. For the three months ended September 30, 2010 and 2009, no customer accounted for 10% or more of sales.   At September 30, 2010, the total receivable due from this customer was approximately $1,081,000.

Three vendors provided 22%, 20% and 11% of the Company’s purchases of raw materials for the nine months ended September 30, 2010; two vendors provided 23% and 10% of the Company’s purchase of raw materials for the nine months ended September 30, 2009. Three vendors provided 23%, 15% and 15% of the Company’s purchases of raw materials for the three months ended September 30, 2010; two vendor provided 13%, and 11% of the Company’s purchase of raw materials for the three months ended September 30, 2009. At September 30, 2010, the total payable due to these vendors was approximately $274,000.

Note 9 – STATUTORY RESERVES

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or crease in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2010 and December 31, 2009, the Company had allocated $3,092,334 and $2,137,797 to these non-distributable reserve funds.

Note 10 – STOCK-BASED COMPENSATION PLAN

On December 17, 2009, China Qinba entered into a Shell Referral agreement with Dragon Link Investments, Ltd (Dragon Link) for Dragon Link to identify and refer a public shell company to the Company to consummate a reverse merger in the US. As consideration for the services provided by Dragon Link (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and Dragon Link), China Qinba agreed to issue to Dragon Link warrants to acquire 1,200,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently reduced to 333,333 shares post reverse split), with registration rights, and exercisable at a price of $3.00 per post-split share within three years after the control acquisition or merger by China Qinba with a public company identified by Dragon Link .  The warrants will expire on February 11, 2013. The warrants were fully exercised in May of 2010.  The Company received $1 million proceeds from exercise of the warrants.

On January 5, 2010, China Qinba entered into an agreement with IFG Investments Services, Inc (IFG) to obtain certain consulting services including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested. In consideration for the consulting services to be performed by IFG (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and IFG), China Qinba agreed to issue to IFG warrants to acquire 1,800,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently reduced to 500,000 shares post reverse split), with registration rights, exercisable at $3.00 per post-split share within three years after the closing of the control acquisition or merger by China Qinba with public company.  The warrants will expire on February 11, 2013.  The warrants were vested immediately.  The fair value of the warrants at issuing date was $1,051,588.

On January 27, 2010, China Qinba entered into an investor relations agreement with HACG Investor Relations Services, Inc (HACG), to obtain certain public company sector services, including advising on and with respect to investor relations. The term of the contract expires January 31, 2011.  As consideration for the services to be performed by HACG (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and HACG), China Qinba agreed to issue to HACG warrants to acquire 1,200,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently reduced to 333,333 shares post reverse split), with registration rights, exercisable at $3.00 per post-split share until January 31, 2013. The warrants were vested immediately.  The fair value of the warrants at issuing date was $469,976.

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

The following table summarizes activities of these warrants (post-reverse split) for the nine months ended September 30, 2010:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Exercisable at January 1, 2010	-
Cancelled	-	-	-
Granted	1,166,666	3	3.00
Exercised	333,333	3	-
Outstanding at September 30, 2010	833,333	$3	2.36
Exercisable at September 30, 2010	833,333	$3

The Company recorded $2,222,622 compensation expense for warrants during the nine months ended September 30, 2010, and $1,069,991 for three months ended September 30, 2010 with a corresponding increase to additional paid-in capital.

Note 11 – COMMON STOCK

In August 2010, the Company entered into four stock subscription agreements with four individuals for issuing them 1,157,142 (pre-reverse split which was effected on September 10, 2010) the Company’s shares at $1.4 per share (pre-reverse split effected September 10, 2010).  At September 30, 2010, the Company issued 385,769 shares (post-reverse split) and received $789,775 from issuance of the stock, and had subscription receivable of $830,224, which was collected in October 2010.

Note 12- CONTINGENCY

May 17, 2010, ValueRich, Inc. commenced litigation to compel arbitration against the Company, alleging ownership of 20% of the outstanding shares of the Company’s common stock pursuant to a May 2008 consulting agreement between ValueRich and Xi'an Pharmaceuticals. The Company is currently evaluating the possible outcome of this litigation.

Note 13- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the United States of America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, investor may lose all or part of the investment. Additional risks include:

▪	The Company may not be able to adequately protect and maintain its intellectual property.
▪	The Company may not be able to obtain regulatory approvals for its products.

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

Note 14– SUBSEQUENT EVENTS

For the nine months ended September 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

Results of Operations

 Comparison of Three Months Ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the three months ended September 30, 2010 and 2009 indicated as a percentage of net sales:

	Three Months Ended September 30,
	2010		2009
	$	% of Sales	$	% of Sales
Sales	7,884,881		8,617,377
Cost of Goods Sold	3,194,085	41%	4,643,008	54%
Gross Profit	4,690,796	59%	3,974,369	46%
Operating Expenses	4,001,583	50%	610,952	7%
Income from Operations	689,213	9%	3,363,417	39%
Other Income (Expenses), net	620,606	8%	(112,611)	(1)%
Income Tax Expense	357,816	5%	487,624	6%
Net Income	952,003	12%	2,763,182	32%

Net Sales

In the three months ended September 30, 2010, we had net sales of $7,884,881, a decrease of 9% as compared with $8,617,377 in the same period of 2009.  This decrease was primarily due to shrinkage of market’s overall demand for our products. We expect that demand will increase in the remainder of the year as we have been strengthening our sales force.

Cost of Goods Sold

Cost of goods sold consisted of cost of raw materials, workers’ salary, fuel and energy, workshop, etc. Cost of goods sold decreased to $3,194,085 for the three months ended September 30, 2010, representing a 31% decrease as compared with $4,643,008 for the same period of 2009. This decrease was primarily due to sales and production volume decrease. The cost of goods sold as a percentage to the sales was 41% for the three months ended September 30, 2010 as compared to 54% for the same period of 2009; the decrease was mainly attributable to decreased raw material prices for certain of our major raw materials as a result of our successful price negotiations with major suppliers.

Gross Profit

Gross profit increased 13% to $4,690,796 for the three months ended September 30, 2010, as compared to $3,974,369 for the three months ended September 30, 2009. Our gross profit margin increased from 46% for the three months ended September 30, 2009 to 59% for the same period of 2010 for the reasons described above.

Operating Expenses

Operating expenses mainly consisted of selling, general and administrative expenses.  Operating expenses were $4,001,583 for the three months ended September 30, 2010, an increase of 555% as compared to $610,952 for the same period of 2009. This increase was primarily due to significantly increased advertisement fees, increased sales commission and promotional meeting fees, as well as increased audit, legal and consulting fees as a result of being a U.S. public company  since the beginning of 2010.

Other Income

Other income was $620,606 for the three months ended September 30, 2010, compared with other expenses of $112,611 for the same period of 2009, an increase of $733,217.  The increase in other income was primarily due to a reversal and recovery of bad debt allowance of approximately $620,000 which was recorded in three months ended September 30, 2009.

Net Income

Net income was $952,003 for the three months ended September 30, 2010, a decrease of 66% from $2,763,182 for the same period of 2009. This decrease was primarily attributable to an increase of operation expenses. Our net profit margin decreased 20% from 32% for the three months ended September 30, 2009 to 12% for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the nine months ended September 30, 2010 and 2009 indicated as a percentage of net sales:

	Nine Months Ended September 30,
	2010		2009
	$	% of Sales	$	% of Sales
Sales	25,385,668		18,394,922
Cost of Goods Sold	10,380,853	41%	8,439,397	46%
Gross Profit	15,004,815	59%	9,955,525	54%
Operating Expenses	6,744,602	27%	2,313,604	12%
Income from Operations	8,260,213	33%	7,641,921	42%
Other Income (Expenses), net	598,753	2%	(183,962)	(1)%
Income Tax Expense	1,891,410	8%	1,148,072	6%
Net Income	6,967,556	27%	6,309,887	34%

Net Sales

In the nine months ended September 30, 2010, we had net sales of $25,385,668, an increase of 38% as compared with $18,394,922 in the same period of 2009.  This increase was primarily due to increased demand for our products as a result of our successful marketing and promotion strategies despite our slower third quarter.

Cost of Goods Sold

Cost of goods sold consisted of cost of raw materials, workers’ salary, fuel and energy, workshop, etc. Cost of goods sold increased to $10,380,853 for the nine months ended September 30, 2010, representing a 23% increase as compared with $8,439,397 for the same period of 2009. This increase was primarily due to an increase in sales and production volume; the cost of goods sold as a percentage to the sales was 41% for the nine months ended September 30, 2010 as compared to 46% for the same period of 2009.  The decrease in cost of goods sold as a percentage to the sales was attributable to decreased material prices of our certain major raw materials as a result of our successful price negotiation with the major suppliers.

Gross Profit

Gross profit increased 5% to $15,004,815 for the nine months ended September 30, 2010, as compared to $9,955,525 for the nine months ended September 30, 2009. Our gross profit margin increased from 54% for the nine months ended September 30, 2009 to 59% for the same period of 2010; the increase in gross margin was a result of decreased cost of goods sold.

Operating Expenses

               Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $6,744,602 for the nine months ended September 30, 2010, an increase of 192% as compared to $2,313,604, for the same period of 2009. This increase was primarily due to increased marketing and travelling expenses incurred to try to expand our sales reach and increase the market share of our products, as well as increased auditing and legal expenses in associated with being a U.S. public company since February 2010.  In addition, during the nine months ended September 30, 2010, we recorded approximately $2,222,622 stock compensation expense for warrants issued as consulting and referral fees.

Other Income

Other income was $598,753 for the nine months ended September 30, 2010, compared with other expenses of $183,962 for the same period of 2009, an increase of $782,715.  The increase in other income was primarily due to a reversal and recovery of bad debt allowance of approximately $620,000 which was recorded in 2009.

Net Income

Net income was $6,967,556 for the nine months ended September 30, 2010, an increase of 10% from $6,309,887 for the same period of 2009. This increase was primarily attributable to an increase of sales. Our net profit margin decreased 7% from 34% for the nine months ended September 30, 2009 to 27% as compared to the nine months ended September 30, 2010. This decrease was primarily attributable to an increase in operating expenses.

Liquidity and Capital Resources

Overview

We had net working capital of $22,067,816 at September 30, 2010, an increase of $12,824,695 over a net working capital of $9,243,121 at December 31, 2009. The ratio of current assets to current liabilities was 8:1 at September 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating Activities	$(94,451)	$3,502,763
Investing Activities	(8,155)	(3,373,539)
Financing Activities	(715,538)	1,288,577

Net cash provided by operating activities

Net cash used by operating activities was $94,451 for the nine months ended September 30, 2010, an increase of $ 3,597,214 or 103% from $3,502,763 cash provided for the comparable period in 2009. The increase in cash outflow was primarily attributable to an increase in accounts receivable outstanding, prepayment for advisement and raw material, and inventory.

Net cash used in investing activities

Net cash used in investing activities was $8,155 for the nine months ended September 30, 2010, a decrease of $3,365,384 or 100% from $3,373,539 for the comparable period in 2009. The decrease was primarily attributable to a decrease of expenditures on construction in progress for the construction and installation of a comprehensive air purification system during the nine months ended September 30, 2010 as compared to the same period of last year.

Net cash used in financing activities

Net cash used in financing activities was 715,538 for the nine months ended September 30, 2010, compared to $1,288,577 cash provided by financing activity for the same period in 2009. The difference was primarily attributable to repayment of short-term bank loans of $2,497,502 partially offset by cash inflow of approximately $1 million from warrants exercised and approximately $789,000 from the stock issuance during the nine months ended September 30, 2010, as compared to the same period of 2009, in which we had $2,193,624 proceeds from bank loans and $914,047 from repayment of such loans.

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

The Company paid approximately $3,432,000 as of September 30, 2010 and December 31, 2009, and is committed to pay an additional $2,200,000 under an agreement with Shaanxi Kai Da Air Purification Co., Ltd., for the construction and installation of a comprehensive air purification system.

To date, our business has been dependent upon short- to mid-term bank loans. We have paid in full our outstanding loans at September 30, 2010; we had total outstanding bank loans of $0 at September 30, 2010.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves..

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company has one revenue source from manufacturing and selling the pharmaceutical products, and does not allow its customers to return products. The Company’s customers can exchange products only if they are damaged in transportation.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Guozhu Wang, the Company’s Chief Executive Officer (“CEO”), and Tao Lei, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

On May 17, 2010, ValueRich, Inc., commenced litigation against us, at the 11th judicial circuit in Miami-Dade County, Florida, alleging breach of contract and other related claims.  ValueRich alleges ownership of 20% of the outstanding shares of our common stock pursuant to a May 2008 consulting agreement between ValueRich and Xian Pharmaceuticals, our operating VIE.   It is our opinion that the litigation has no merit and we will defend it with our full resources.

We know of no other material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

Item 1A. Risk Factors.

N/A.

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds.

In August 2010, the Company issued an aggregate of 385,715 (post-three-for-one reverse split) shares of common stock at $4.20 per share to four investors for a total cash consideration of $1,620,000. The issuances of the above-mentioned shares were exempt from registration, in part pursuant to Regulation S under the Securities Act of 1933 (the “Act”) and in part pursuant to Section 4(2) of the Act. We made this determination based on the representations of the investors which included, in pertinent part, that such shareholders were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the investors understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3.                      Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.                      (Removed and Reserved).

Item 5.                      Other Information.

Effective September 10, 2010, the Company filed a Certificate of Change to the Articles of Incorporation, which decreases the total number of authorized shares of common stock, par value $.001 per share, from 75,000,000 shares to 25,000,000 and sets forth the terms of a corresponding three-for-one reverse split of the Company’s issued and outstanding common stock.  On September 22, 2010, the reverse split took effect in the marketplace.

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

CHINA PHARMACEUTICALS, INC.

Dated: November 15, 2010	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer