Form 10-K
period 2010-12-31
China Pharmaceuticals Inc
filed 2011-04-15
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes                        ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

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
☑Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes     ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Ac t).       ☐ Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15,521,545.

As of April 12, 2011, there are presently 11,399,662 shares of common stock, par value $0.001 issued and outstanding.

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

On June 8, 2010, the Company effected a 5 for 6 reverse split of issued and outstanding shares of common stock of the Company without changing the par value of the stock. The shares outstanding before reverse split were 39,650,000 shares; the shares outstanding after reverse split were 33,041,677.  Shares after the reverse split were retroactively restated from beginning of the period for all the periods presented.

On September 10, 2010, the Company effected a 3 for 1 reverse split of issued and outstanding shares of common stock of the Company without changing the par value of the stock. The shares outstanding after reverse split were 11,399,662.  The shares after the reverse split were retroactively restated from the beginning of the period for all the periods presented.  Effective September 10, 2010, the Company filed a Certificate of Change to the Articles of Incorporation, which decreases the total number of authorized shares of common stock, par value $.001 per share, from 75,000,000 shares to 25,000,000 and sets forth the terms of a corresponding three-for-one reverse split of the Company’s issued and outstanding common stock.   All information contained in this Form 10-K reflect such post-split share adjustments.

Corporate History of Xi’an Pharmaceuticals

China Qinba Pharmaceuticals, Inc. was incorporated on May 29, 2008 under the laws of Delaware. On August 18, 2008, China Qinba formed Xi’an Development Co., Ltd. as a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”) (“Xi’an Development”).

Xi’an Pharmaceuticals, our operating entity, was incorporated in the PRC on October 15, 1969.  Xi’an Pharmaceuticals is in the business of manufacturing, marketing and sales of pharmaceuticals in China

As described below, Xi’an Development entered into a series of agreements with Xi’an Pharmaceuticals which we believe give us effective control over the operations and business of Xi’an Pharmaceuticals, the entity through which we now operate our business.

On October 28, 2008, Xi’an Development entered into a Management Entrustment Agreement with Xi’an Pharmaceuticals and the shareholders of Xi’an Pharmaceuticals (the “Management Entrustment Agreement”), pursuant to which Xi’an Qinba and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Xi’an Development. Under the agreement, Xi’an Development manages the operations and assets of Xi’an Pharmaceuticals, controls all of the cash flows of Xi’an Pharmaceuticals through a bank account controlled by Xi’an Development, is obligated to pay all payables and loan payments of Xi’an Pharmaceuticals, and is entitled to 100% of earnings before tax of Xi’an Pharmaceuticals, a management fee. This management fee is payable on a monthly basis and is comprised of 100% of the earnings, before tax, of Xi’an Pharmaceuticals. In the year ended December 31, 2010, the amount of management fee  owed to Xi’an Development totaled $10,706,091, however as of the date hereof, Xi’an Pharmaceuticals has not satisfied this obligation.

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

In connection with the Entrustment Management Agreement and the Voting Proxy Agreement, Xi’an Pharmaceuticals and the Xi’an Pharmaceuticals shareholders entered into an exclusive option agreement (the “Exclusive Option Agreement”) whereby the Xi’an Pharmaceuticals shareholders granted Xi’an Development an irrevocable and exclusive purchase option (the “Option”) to acquire Xi’an Pharmaceuticals’ equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for the equity of a non-PRC entity to be used as consideration for the purchase of a PRC entity’s assets or equity unless the value of the shares are equal to or greater than the value of the enterprise acquired. In addition, there is a lengthy appraisal process which must be approved by the provincial PRC government entities. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future definitive agreements setting forth the kind and value of such consideration. Accordingly, we will consider exercising the Option under such circumstances we believe will be in our best interests and our shareholders and the Exclusive Option Agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the Option we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Xi’an Pharmaceuticals, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. This Agreement may not be terminated without the unanimous consent of all the parties except that Xi’an  Pharmaceuticals Development Co., Ltd. may, by giving a thirty (30) days prior notice to terminate this agreement.

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
•
Xi’an Development has the full right to control and administrate the financial affairs and daily operation of Xi’an Pharmaceuticals and has the right to manage and control all assets of Xi’an Pharmaceuticals. The equity holders of Xi’an Pharmaceuticals as a group have no right to make any decision about Xi’an Pharmaceuticals activities without the consent of Xi’an Development.

•
Xi’an Development was assigned all voting rights of Xi’an Pharmaceuticals and has the right to appoint all directors and senior management personnel of Xi’an Pharmaceuticals. The equity holders of Xi’an Pharmaceuticals possess no substantive voting rights.

•	Xi’an Development will provide financial support if Xi’an Pharmaceuticals requires additional funds to maintain its operations and to repay its debts.

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

Pursuant to the Merger Agreement, China Qinba Pharmaceuticals merged with and into the Acquisition Subsidiary, and all of the shareholders of China Qinba Pharmaceuticals exchanged their shares for an aggregate of 9,333,333  shares of newly issued common stock of the Company. Immediately after the Closing, the Company had a total of 10,680,556 shares of common stock outstanding, with all of  the China Qinba shareholders (and their assignees) owning approximately 87.39 % of the Company’s outstanding common stock, and the balance held by those who held the Company’s common stock prior to the Closing. In addition, pursuant to a share exchange agreement dated February 12, 2010, the Parent Controlling Shareholder transferred 1,416,667 shares of the Company’s common stock for cancellation in exchange for 100% of the issued and outstanding shares of China Doll Foods Ltd., a wholly owned subsidiary of the Company.

Our board of directors (the “Board”) as well as the directors and the Majority Qinba Shareholders each approved the Merger Agreement. Following the Closing Date, Allstar Acquisitions Co. merged with and into China Qinba, which became the surviving entity and our wholly-owned subsidiary.

Also pursuant to the Merger Agreement, the Parent Controlling Shareholder transferred 1,416,667 shares of common stock of Allstar Restaurants for cancellation in exchange for 100% of the issued and outstanding shares of China Doll Foods Ltd. a wholly-owned subsidiary, d/b/a China Doll Restaurant and Lounge. The Parent Controlling Shareholder and Allstar Restaurants entered into a binding agreement with respect to such transaction on February 12, 2010.

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

The following diagram sets forth the current corporate structure of China Pharmaceuticals, Inc., giving effect to the Name Change Transaction consummated on March 3, 2010:

China Pharmaceuticals, Inc. (a Nevada company)
100%
China Qinba Pharmaceuticals, Inc. (a Delaware company)
100%
Xi’an Development Co., Ltd. (a PRC company)
Contractual agreements
Xi’an Qinba Pharmaceuticals, Co., Ltd. (a PRC company)

Subsidiaries

As a result of the Merger Transaction, China Qinba and Xi’an Development are our wholly-owned subsidiaries. Xi’an Qinba Pharmaceuticals, the entity through which we operate our business, currently has no subsidiaries, either wholly-owned or partially-owned.

The following individuals were shareholders of Xi’an Qinba Pharmaceuticals, Co. Ltd. (“Xi’an Pharmaceuticals”) who subsequently entered into a series of contractual agreements to transfer control of the operations and management of the business of Xi’an Pharmaceuticals to Xi’an Development Co., Ltd.:

Name of Shareholder	Title		Amount of Contribution (RMB)	Percent of Capital Contribution
Guozhu Wang	Chief Executive Officer		14,500,000	29	%(1)
Guiping Zhang	President		13,500,000	27	%(2)
Weidong Yan			1,000,000	2%
Yong Zhang			2,300,000	4.6%
Xiu’e Xing			2,200,000	4.4%
Yong Xu			2,200,000	4.4%
Wei Wang			2,300,000	4.6%
Xiling Gao			2,000,000	4%
Chenglin Guo			2,000,000	4%
Weiping Wu			1,500,000	3%
Rong Bai			1,300,000	2.6%
Jin Wu			1,000,000	2%
Zhibo Ding			2,000,000	4%
Feng Pu			1,000,000	2%
Zheng Guan			600,000	1.2%
Aifang Yang			600,000	1.2%
Total		RMB	50,000,000	100%

Guozhu Wang and Guiping Zhang are Chief Executive Officer and President of Xi’an Pharmaceuticals, respectively, and own 29 percent and 27 percent of Xi’an Qinba Pharmaceuticals, Co. Ltd., respectively. Other than disclosed above, no individuals in the table are officers/directors of Xian Pharmaceuticals or are related to such officers/directors.

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

We currently manufacture 85 pharmaceutical products which are sold to numerous distributors who distribute our products pursuant to distribution agreements to licensed healthcare providers such as hospitals, clinics and pharmacies. We currently have 35 active distribution agreements. The raw materials used to manufacture our products include various medicinal herbs such as tumeric and zedoary, which we obtain from specified and qualified suppliers with national qualifications, and sulfamethoxazole, an antibiotic, which is primarily used in the manufacture of Fufang Qiguanyan Pian. We also enter into trading agreements for the supply of many of the materials used to manufacture and package our products including aluminum foil, which we use as the inner packing materials used in tablets production. Xi’an Pharmaceuticals has written agreements with substantially all of its suppliers.  Xi’an Tianyi Biotechnology Co., Ltd, Shaanxi Daxin Plastics Co., Ltd. and Shaanxi Qiangli Technology Co., Ltd. are the three biggest suppliers of Xi’an Pharmaceuticals.  A brief description of the material terms of the Company’s agreements with these suppliers is as follows:

•
On December 28, 2007, Xi’an Pharmaceuticals entered into a drug procurement agreement with Shaanxi Qiangli Technology Co., Ltd. (“Qiangli”), pursuant to which Xi’an Pharmaceuticals shall purchase 43 specific types of medicine exclusively from Qiangli, provided that Qiangli makes the delivery in time.  Delivery must be made within one or two business days upon receiving the order. Urgently needed medicine must be delivered in four hours. Payment for goods should be made within 60 days after acceptance, which is from January 1, 2008 to December 31, 2010. The term of the agreement with Qiangli commenced on January 1, 2008 and terminated on December 31, 2010. The agreement may be terminated if Qiangli dissolves, or mergers  with another corporation, or cannot fulfill its obligations under the agreement.

•
On December 24, 2007, Xi’an Pharmaceuticals entered into a drug procurement agreement with Xi’an Tianyi Biotechnology Co., Ltd. (“Tianyi”). The agreement sets forth the rights and obligations of both parties, among which, Xi’an Pharmaceuticals shall purchase 73 specific types of medicine from Tianyi. Tianyi agreed to deliver goods upon receiving the orders from Xi’an Pharmaceuticals within the term of this agreement, which is from January 1, 2008 to December 31, 2010. Payment of goods must be made within 60 days after acceptance. If Xi’an Pharmaceuticals fails to make the payment on time, it shall notify Tianyi immediately for consent. Without consent, Xi’an Pharmaceuticals is obligated to pay a penalty, the amount of which will be determined by prime loan interest rate at the time of the breach. The agreement can separately be terminated by Xi’an Pharmaceuticals without notice when upon breach by Tianyi of the agreement.

•
On December 26, 2007, Xi’an Pharmaceuticals entered into a purchase agreement with Shaanxi Daxin Plastics Co., Ltd. (“Daxin”) concerning the purchase of 66 kinds of medicine packaging materials. Daxin makes delivery upon receiving purchase orders from Xi’an Pharmaceuticals within the term of this agreement, which is from January 1, 2008 to December 31, 2010. If Daxin fails to make timely delivery, it shall pay a penalty charge of 0.3% of the total sales value per day, and in the event that such delay exceeds five days, Xi’an Pharmaceuticals has the right to terminate the agreement. If Daxin delivers unsatisfactory materials, Daxin is subject to a penalty charge of 5% of the total sales price. Payment of the materials must be made within 60 days after acceptance, or else Xian Pharmaceuticals is subject to a 5% penalty charge. Daxin also provides a 30-day warranty on the materials supplied under the agreement. In the event that any third party claims ownership of the subject matter or infringement of intellectual property in the agreement, Xi’an Pharmaceuticals has the right to terminate the agreement and may hold Daxin liable for breaching the agreement.

Our focus has been on the development and sale of pharmaceutical products based on traditional Chinese medicines designed to address numerous diseases and indications, with an emphasis on sales to community hospitals and rural medical institutions.

Principal Products

In the fiscal year ended December 31, 2010, our revenues were principally derived from sales of products listed below. We have SFDA1 approval for all medicines and active pharmaceutical ingredients that we market. Detailed information is provided in the table of products below.

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

In the fiscal years ended December 31, 2010 and 2009, no product accounted for more than 10% of Xi’an Pharmaceuticals’ total revenue. Sales of Qiangli pipalu 100ml, the produce with the highest sales volume during this period, accounted for approximately 4.4% of total revenue, respectively.

In the fiscal year ended December 31, 2010 Xi’an Pharmaceuticals’ five largest customers were:

Name	%
Xi’an Ruihua Pharmaceutical Co Ltd,	7.93%
Xi’an Xin xi bei Pharmaceutical Co Ltd,	5.71%
Shaan xi Xinxing Pharmaceutical Co Ltd,	5.10%
Hanzhong Hospital Wangjiang Branch	4.64%
Shaan xi Province Hanzhong City Pharmaceutical head office	4.24%

 In the fiscal year ended December 31, 2009, Xi’an Pharmaceuticals’ five largest customers were Shen Yang Zhn Ying Pharmaceuticals Co Ltd, Beijing Shan Lin Hai Trading Co. Ltd, Da Tong Zhen Hva Pharmaceutical Co Ltd, Xin Jiang Pharmaceutical Stock Co Ltd., and Bao Ji City Medical Station, accounting for 6.10%, 5.59%, 5.59%, 5.13% and 14.88% of total revenue, respectively.

During the fiscal years ended December 31, 2010 and 2009, we spent $4,620,959 and $834,355 on marketing, respectively.

Production

We manufacture and package our products at two factories, one located in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone, China. Both facilities are in compliance with Good Manufacturing Practice (GMP) standards and have three GMP certificates dated March 9, 2006 (Certificate No. H0192 for Xi’an Production Base), January 8, 2007 (Certificate No. H4109 for Xi’an Production Base) and January 8, 2007 (Certificate No. H4119 for Hanzong Production Base), respectively. The certificates remain valid until March 8, 2011, January 7, 2012 and January 7, 2012, respectively. All of the complete production lines at each facility meet international food and drug safety guidelines. With respect to the certificate that expired on March 8, 2011, we have submitted the application to renew such certificate. While that certificate is pending renewal, we will not produce the products pertaining to that certificate.

The Hanzhong factory, which was built in 1970, is approximately 12,000 square meters with 800 square meters of sterilized area. This production facility has two production lines for high-volume injection and produces 38 pharmaceutical products with different specifications. This production facility primarily manufactures products of infusion kind. This production facility has 87 sets of machines and supporting parts for pharmaceutical production from domestic and foreign suppliers.

The Xi’an Jinghe factory, which was built in 2006, is approximately 21,000 square meters with 7,000 square meters sterilized area and 15,000 square meters verdurization area. This facility primarily produces low-volume injection, troches, capsules, granules, species, syrups, oral solutions, tincture mixture and lyophilized powder injections. This production facility has 567 sets of machines.

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

Currently China has about 3,500 drug companies, falling from more than 5,000 in 2004, according to government figures. The number is expected to drop further due to trends in the industry’s consolidation. The domestic companies compete in the $10 billion market without a dominant leader. Most often cited adverse factors include a lack of protection of intellectual property rights, a lack of visibility for drug approval procedures, a lack of effective governmental incentives, poor corporate support for drug research and differences in the treatment in China accorded to local and foreign firms. The profile of the pharmaceutical industry in China remains very low. China accounts for 20% of the world’s population but only 1.5% of the global drug market. As of 2010, China is the world's fifth largest drug market.

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

Government sponsored industry consolidation presents opportunities for acquisitions. China’s thousands of domestic companies account for 70 percent of the pharmaceutical market as of 2010. Anticipating the effects of WTO entry and in an effort to compete with foreign firms, the Chinese government has decided to nurture its own large pharmaceutical companies, by encouraging the consolidation of its government-owned companies which, even though the company is not government-owned, may also present the company with acquisition opportunities. To this end, the Chinese State Economic and Trade Commission (SETC) announced plans to consolidate the industry and support the development of 10 to 15 largest pharmaceutical firms. According to government statistics China currently has about 3,500 drug companies, down from over 5,000 in 2004. The number is expected to drop further. As the industry undergoes further consolidation, the Company may have the opportunity to grow by acquisition.

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

The five largest suppliers of Xi’an Pharmaceuticals (Jinghe Branch) in 2010 are as follows:

	Supplier	Product	%
1	Shaanxi Daxin Plastics Co., Ltd.	Packaging Materials	17%
2	Xi’an Tianyi Bio-Tech Co. Ltd.	Raw Material	17%
3	Shaan xi Qiangli Technology Co., Ltd	Raw Material	9%
4	Shaan xi Huabo Machinary Company	Packaging Materials	9%
5	Bao ji City Chenchang District Jieli Carton Plant	Packaging Materials	7%

The five largest suppliers of Xi’an Pharmaceuticals (Hanzhong Branch) in 2010 are as follows:

	Supplier	Product	%
1	Xi'an Xihu Glass Co., Ltd	Raw Materials and Packaging Materials	28%
2	Xi’an Tianyi Bio-Tech Co. Ltd.	Raw Material and Packaging Materials	22%
3	Shaanxi Daxin Plastics Co., Ltd..	Raw Material and Packaging Materials	19%
4	Xixiang County Fang zheng Carton Plant	Raw Material and Packaging Materials	7%
5	Proportion of Purchase from Shandong Zibo Maosheng Pharmaceutical Package Co. Ltd.	Raw Material and Packaging Materials	6%

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

Research and Development

Research and development costs are related primarily to the development of new drugs by the Company. The Company also develops new products through arrangements and cooperation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets. There was no Research and Development expense in 2010 and 2009.

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

During the last two years, Xi’an Pharmaceuticals spent $0 on environmental compliance.

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

Executive Offices

Our principal executive offices are located at 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Road, Xi’an, the People’s Republic of China 710075. Our telephone number is 86-29-84067215. Our website is located at http://www.chinapharmaceuticalsinc.com.  Information on our website or any other website is not a part of this report.

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

Xi’an Pharmaceuticals commenced its current line of business operations in October 15, 1969 and received its Good Manufacturing Practices (“GMP”) certifications in March 2006 and January 2007.  These certifications must be  renewed every five years for Xi’an Pharmaceuticals to stay in business. Xi’an Pharmaceuticals’ operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Xi’an Pharmaceuticals will maintain its profitability or that we will not incur net losses in the future. We expect that Xi’an Pharmaceuticals’ operating expenses will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	raise adequate capital for expansion and operations;

•	implement our business model and strategy and adapt and modify them as needed;

•	increase awareness of our brand name, protect our reputation and develop customer loyalty;

•	manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control of our expenses;

•
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

We have no equity ownership interest in Xi’an Pharmaceuticals. Our ability to control Xi’an Pharmaceuticals and consolidate its financial results is through a series of contractual agreements between Xi’an Pharmaceuticals and our wholly-owned subsidiary Xi’an Development. The management of Xi’an Pharmaceuticals is an affiliate of us and of Xi’an Development and the stockholders of Xi’an Pharmaceuticals are also our shareholders. Thus the Management Entrustment Agreement was not entered into as a result of arms’ length negotiations because the parties to the agreement are under common control. Mr. Wang, our CEO and Chairman, and Mr. Guiping Zhang, our President, hold in the aggregate approximately 56% of the shares of Xi’an Pharmaceuticals and approximately 30.81% of our common stock.  The Management Entrustment Agreement may be terminated upon the termination of the business of Xi’an Pharmaceuticals or upon the date upon which Xi’an Development completes the acquisition of Xi’an Pharmaceuticals. Any other termination would be a breach of the agreement. While the Company has been advised by its PRC counsel that the Management Entrustment Agreement is legal and enforceable under PRC law, these affiliates control the parties to the Management Entrustment Agreement and it could be possible for them to cause Xi’an Pharmaceuticals to breach the Management Entrustment Agreement and our unaffiliated investors would have little or no recourse because of the inherent difficulties in enforcing their rights since all our assets are located in the PRC. (See, Risk Factor “The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm its business.”) In the event that management of Xi’an Pharmaceuticals decides to breach the Management Entrustment Agreement, the risk of loss of the affiliated shareholders of Xi’an Pharmaceuticals could be lower than unaffiliated investors and the interests of the management and shareholders of Xi’an Pharmaceuticals would be in conflict with the interest of our other stockholders.

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

We, through our subsidiaries/affiliated companies China Qinba, Xi’an Development or Xi’an Pharmaceuticals, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of Xi’an Pharmaceuticals, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time Xi’an Pharmaceuticals reviews investments in new businesses and we, through our subsidiaries/affiliated companies China Qinba, Xi’an Development or Xi’an Pharmaceuticals, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Xi’an Pharmaceuticals and accounted for as a loan to Xi’an Pharmaceuticals and eliminated during consolidation. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiary, Xi’an Development or Xi’an Pharmaceuticals, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products; and

•	unanticipated costs associated with the acquisition or investment transaction.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 million and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. As of December 31, 2010, management has  detected a material weakness and certain deficiencies in our internal control with respect to the assessment of the internal control for the year then ended due to our lack of accounting personnel with U.S. GAAP proficiency, and we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

We are dependent upon the services of Mr. Wang and Mr. Zhang for the continued growth and operation of our company because of their experience in the industry and their personal and business contacts in the PRC. Although we have entered into two-year employment agreements with Mr. Wang and Mr. Zhang and we have no reason to believe that they will discontinue their services with the Company or Xi’an Pharmaceuticals, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

We  may not be able to hire and retain qualified personnel to support its growth and if it is unable to retain or hire these personnel in the future, its ability to improve its products and implement its business objectives could be adversely affected.

Competition for senior management and senior personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2011 in order to accommodate its growth.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	the costs of pharmaceutical products and development;
•	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
•	capital expenditure for equipment;
•	Marketing and promotional activities and other costs;
•	changes in our pricing policies, suppliers and competitors;
•	the ability of our suppliers to provide products in a timely manner to their customers;
•	changes in operating expenses;
•	Increased competition in the pharmaceutical markets; and
•	other general economic and seasonal factors.

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

There has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patents or proprietary rights. Any such litigation could:

•	require us to incur substantial expense, even if covered by insurance or are successful in the litigation;
•	require us to divert significant time and effort of our technical and management personnel;
•	result in the loss of our rights to develop or make certain products; and
•	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

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

If we are subject to legal claims, and/or government enforcement actions and are held liable for such legal claims and/or government enforcement actions, it could materially harm our business and damage our reputation.

Third parties have and may continue to bring lawsuits against us relating to our business operations. ValueRich, Inc. (“ValueRich”) commenced a private arbitration against the Company in Florida asserting breach of contract, conversion, and unjust enrichment claims arising out of a Consulting Agreement between ValueRich and Xi’an Qinba Pharmaceuticals Co. Ltd., which is the operating entity that a Company’s wholly owned subsidiary has a contractual Entrust Management Relationship.  ValueRich asserts that the Company breached and circumvented the Consulting Agreement by terminating it and becoming a public entity through other means.  ValueRich seeks specific performance to obtain 20% of the Company’s outstanding shares, or, in the alternative, unspecified monetary damages equal to the value of 20% of the Company’s outstanding shares, attorneys’ fees, arbitration costs, and interest.

On March 11, 2011, the Company filed its Answer and Counterclaims.  ValueRich has not yet filed a response to the Company’s Counterclaims.  As this matter is at its inception, it is difficult to estimate the likelihood of an adverse award.  The Company’s management has indicated that it intends to vigorously defend the claim.  No arbitration hearing dates have yet been scheduled.  See “Item 3 – Legal Proceedings” for more details.

 Any legal claims against us could be costly and divert management's attention, and the outcome of such claims could harm our reputation and our business.

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

The GMP certificate is valid for a term of five years, the pharmaceutical products production permits are subject to renewal every five years, and each must be renewed before its expiration, if applicable. We manufacture and package our products at two factories, one located in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone, China. Both facilities are in compliance with Good Manufacturing Practice (GMP) standards and have three GMP certificates for its 85 products, dated March 9, 2006 (Certificate No. H0192 for Xi’an Production Base), January 8, 2007 (Certificate No. H4109 for Xi’an Production Base) and January 8, 2007 (Certificate No. H4119 for Hanzong Production Base), respectively. The certificates remain valid until March 8, 2011, January 7, 2012 and January 7, 2012, respectively. All of the complete production lines at each facility meet international food and drug safety guidelines. If the GMP certificates expire without renewal, Xi’an Pharmaceuticals will not be able to continue medicine production, which will cause its operations to be terminated. Xi’an Pharmaceuticals intends to apply for renewed GMP certificates for its two production facilities before its current certificates expire.  With respect to the certificate that expired on March 8, 2011, we have submitted the application to renew such certificate. While that certificate is pending renewal, we will not produce the products pertaining to that certificate.

According to Drug Administration Law of the PRC and its implementing rules, the SFDA approvals, including Pharmaceutical Manufacturing Permit and Drug Approval Numbers, may be suspended or revoked prior to the expiration date under circumstances that include:

•	producing counterfeit medicine;
•	producing inferior quality products;
•	failing to meet the drug GMP standards;
•	purchasing medical ingredients used in the production of products sources that do not have Pharmaceutical Manufacturing Permit or Pharmaceutical Trade Permit;
•	fraudulent reporting of results or product samples in application process;
•	failing to meet drug labeling and direction standards;
•	bribing doctors or hospital personnel to entice them to use products,
•	producing pharmaceuticals for use or resale by companies that are not approved by the SFDA, or
•	the approved drug has a serious side effect.

If our pharmaceutical products fail to receive regulatory approval or are severely limited in these products' scope of use, we may be unable to recoup considerable research and development expenditures.

Our research and development of pharmaceutical products is subject to the regulatory approval of the SFDA in the PRC. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. During the fiscal year ended December 31, 2008, we obtained certificates and approvals of drug production for thirteen new drug batches, ten of which we have begun to sell.  During the year ended December 31, 2009, we obtained certificates and approvals for two new drug batches, and webegan production of these two new drug batches in October 2009. During the year ended December 31, 2010, because we did not have any new drugs for production, we did not need to obtain any such certificates or approvals.  If we do not receive timely approval for any of our drugs, then production will be delayed and sales of the products cannot be planned for.

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

For the years ended December 31, 2010 and December 31, 2009, we have not had any products subject to specific pricing control and production and trading of none of our pharmaceutical products constitutes a monopoly. However, it is possible that our products may be subject to price control in the future. To the extent that our products are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

The results of our operations may be significantly affected by the public's perception of our product and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients;
•	the safety and quality of similar products and ingredients distributed by other companies; and
•	our sales force.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on its businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking Xi’an Pharmaceuticals’ business and other licenses;
•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue any portion or all of our business.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website xe.com, as of December 31, 2010, $1 = 6.591Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Xi’an Pharmaceuticals’  operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Xi’an Pharmaceuticals’  business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,602,350 as opposed to RMB 6,591,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Xi’an Pharmaceuticals has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $ 128,963 as opposed to $151,722prior to the depreciation.

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

Because our principal assets are located outside of the United States and most of our directors and all of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers or to enforce U.S. Court Judgments against us or them in the PRC.

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

As of April 12, 2011, there were 11,399,662 shares of our common stock issued and outstanding. Our officers and directors own approximately 27.6% of our common stock. As a result, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet our officers’ and directors’ interests may differ from those of other stockholders. Furthermore, ownership of 27.6% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock which are currently quoted on the Over-The-Counter Bulletin (“OTCBB”)

We are not likely to pay cash dividends in the foreseeable future.

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

Legal remedies, which may be available to the investor, are as follows:

•	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back;
•	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages;

•	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

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

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                  Properties.

Our headquarters are located at 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Road, Hi-Tech Development Zone, Xi’an City, People’s Republic of China.   Our building that houses our headquarters was purchased by Xi’an Pharmaceuticals on November 8, 2002 and occupies approximately 751 square meters of space.

We manufacture and package our products at two factories, one located in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone, China. The Hanzhong factory, which was built in 1970, is approximately 12,000 square meters with 800 square meters purified. This production facility has two production lines for high-volume injection and produces 38 pharmaceutical products with different specifications. This production facility primarily manufactures products of infusion kind. This production facility has 87 sets of machines and supporting parts for pharmaceutical production from domestic and foreign suppliers.

The Xi’an Jinghe factory, which was built in 2006, is approximately 21,000 square meters with 7,000 square meters purified and 15,000 square meters verdurization area. This facility primarily produces low-volume injection, troches, capsules, granules, species, syrups, oral solutions, tincture mixture and lyophilized powder injections. This production facility has 567 sets of machines.

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

Item 3.                  Legal Proceedings.

ValueRich, Inc. (“ValueRich”) commenced an private arbitration against the Company in Florida asserting breach of contract, conversion, and unjust enrichment claims arising out of a Consulting Agreement between ValueRich and Xi’an Qinba Pharmaceuticals Co. Ltd. (“Qinba”), which is the operating entity that a Company’s wholly owned subsidiary has a contractual Entrust Management Relationship.  ValueRich asserts that the Company breached and circumvented the Consulting Agreement by terminating it and becoming a public entity through other means.  ValueRich seeks specific performance to obtain 20% of the Company’s outstanding shares, or, in the alternative, unspecified monetary damages equal to the value of 20% of the Company’s outstanding shares, attorneys’ fees, arbitration costs, and interest.

On March 11, 2011, the Company filed its Answer and Counterclaims.  ValueRich has not yet filed a response to the Company’s Counterclaims.  As this matter is at its inception, it is difficult to estimate the likelihood of an adverse award.  The Company’s management has indicated that it intends to vigorously defend the claim.  No arbitration hearing dates have yet been scheduled.

We know of no other material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation

Item 4.                  (Removed and Reserved).

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, having $0.001 par value per share, is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CFMI”. Prior to March 30, 2010, we traded under the symbol “AREN”.

The following table sets forth the reported high and low closing bid quotation for CMFI’s common stock by quarter for the fiscal years 2009 and 2010 reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail mark-up, markdowns or commissions and do not necessarily reflect actual transactions.
The range of high and low bid quotations by quarter from January 1, 2009 through December 31, 2010 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
October 1, 2010 to December 31, 2010	6.00	4.90
July 1, 2010 to September 30, 2010	5.70	1.01
April 1, 2010 to June 30, 2010	1.92	0.85
January 1, 2010 to March 31, 2010	1.44	0.51
October 1, 2009 to December 31, 2009	1.05	0.12
July 1, 2009 to September 30, 2009	1.05	0.12
April 1, 2008 to June 30, 2009	0.12	0.12
January 1, 2009 to March 31, 2009	0.20	0.12

Holders

As of April 12, 2011, we had 107 shareholders of record of our common stock and 11,399,662 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2010 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                  Selected Financial Data.

Not applicable.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the years ended December 31, 2010, and 2009, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report.

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

Results of Operations

 Comparison of the Year Ended December 31, 2010 and 2009

Net Sales

The following table sets forth the results of our operations for the years ended December 31, 2010 and 2009 indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	34,184,906		26,708,285
Cost of Goods Sold	14,748,241	43%	12,408,035	46%
Gross Profit	19,436,665	57%	14,300,250	54%
Operating Expenses	9,014,084	26%	3,386,961	13%
Income from Operations	10,422,581	31%	10,913,289	41%
Other Income (Expenses), net	(19,377)	-%	(207,198)	(1)%
Income Tax Expense	1,994,046	6%	1,798,712	7%
Net Income	8,409,158	25%	8,907,379	33%

Net Sales

In the year ended December 31, 2010, we had net sales of $34,184,906, an increase of 28% as compared with $26,708,285 in 2009.  This increase was primarily due to increased demand for our products as a result of our successful marketing and promotion strategies.

Cost of Goods Sold

Cost of goods sold consisted of cost of raw materials, workers’ salary, fuel and energy, workshop, etc. Cost of goods sold increased to $14,748,241 for the year ended December 31, 2010, representing a 19% increase as compared with $12,408,035 for 2009. This increase was primarily due to an increase in sales and production volume; the cost of goods sold as a percentage to the sales was 43% for 2010 as compared to 46% for 2009.  The decrease in cost of goods sold as a percentage to the sales was attributable to decreased material prices of our certain major raw materials as a result of our successful price negotiation with the major suppliers.

Gross Profit

Gross profit increased 36% to $19,436,665 for 2010, as compared to $14,300,250 for 2009. Our gross profit margin increased from 54% for 2009 to 57% for 2010; the increase in gross margin was a result of decreased cost of goods sold.

Operating Expenses

               Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $9,014,084 for 2010, an increase of 166% as compared to $3,386,961 for 2009. This increase was primarily due to increased marketing, advertising and travelling expenses for expanding our market share of our products, as well as increased auditing and legal expenses in associated with being a U.S. public company since February 2010.  In addition, during 2010, we recorded approximately $2,222,622 stock compensation expense for warrants issued as consulting and referral fees.

Other Income

Other expense was $19,377 for 2010, compared with other expenses of $207,198 for 2009, a decrease of $187,821.  The decrease in other expense was primarily due to decreased interest expense as a result of payment in full for all the short term loans.

Net Income

Net income was $8,409,158 for 2010, a decrease of 6% from $8,907,379 for 2009.  Our net profit margin decreased 8% from 33% for 2009 to 25% for 2010. This decrease was primarily attributable to an increase in operating expenses.

Liquidity and Capital Resources

Overview

We had net working capital of $20,556,811 at December 31, 2010, an increase of $11,313,690 over a net working capital of $9,243,121 at December 31, 2009. The ratio of current assets to current liabilities was 10:1 at December 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$1,075,214	$8,924,102
Investing Activities	(3,297,694)	(5,729,259)
Financing Activities	133,559	(1,589,678)

Net cash provided by operating activities

Net cash provided by operating activities was $1,075,214 for 2010, a decrease of $ 7,848,888 or 88% from $8,924,102 cash provided for 2009. The decrease in cash inflow was primarily attributable to an increase in accounts receivable outstanding, prepayment for purchase of two medicine patents, and increased payment for purchase of raw material and inventory.

Net cash used in investing activities

Net cash used in investing activities was $3,297,694 for 2010, a decrease of $2,431,565 or 42% from $5,729,259 for 2009. In 2010, we paid $3.3 million for acquisition of property; while in 2009, we paid $3.4 million for construction in progress for a comprehensive air purification system, and $2.3 million on intangible assets.

Net cash used in financing activities

Net cash provided by financing activities was $133,559 for 2010, compared to $1,589,678 cash used in financing activity in 2009. The difference was primarily attributable to repayment of short-term bank loans of $2,511,265 partially offset by cash inflow of approximately $1 million from warrants exercised and $1,579,483 from the stock issuance during 2010, as compared to 2009, in which we had $2,903,036 proceeds from bank loans and $4,501,714 from repayment of such loans.

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

                We signed a contact with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4,530,000 (RMB 30 million). As of December 31, 2010, we paid $3,774,895 (RMB 25,000,000), and the remaining $755,000 (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine.

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

The Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This standard will be adopted effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.                  Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal years ended December 31, 2010 and 2009, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ACSB	Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
C e r t i f i e d P u b l i c A c c o u n t a n t s a n d A d v i s o r s
517 Route One		330 7th Avenue
Iselin, New Jersey 08830		Suite 202
732. 855.9600		New York, NY 10001
Fax:732.855.9559		212.867.1319

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Pharmaceutical Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Pharmaceutical Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for the two years ended December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Pharmaceuticals Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ ACQUAVELLA, CHIARELLI, SHUSTER, BERKOWER & CO., LLP

New York, New York
April 15, 2011

New York	● New Jersey	● San Francisco	● Los Angeles	● Cayman Islands

CHINA PHARMACEUTICAL INC.
COMBINED BALANCE SHEET
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$4,729,149	$6,685,630
Accounts receivable	12,673,111	3,525,444
Inventory	1,019,393	396,513
Deposits and other receivables	4,374,525	708,761
Trade deposit paid	-	2,991,628
Due from officer	5,587	5,427

Total current assets	22,801,765	14,313,403

NONCURRENT ASSETS
Property and equipment, net	14,173,718	7,686,245
Construction in progress	-	3,373,819
Intangible assets	7,802,346	8,321,329

Total noncurrent assets	21,976,064	19,381,393

TOTAL ASSETS	$44,777,829	$33,694,796

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$446,462	$744,880
Trade deposit received	-	83,879
Short-term bank loans	-	2,493,692
Accrued liabilities and other payables	952,651	778,290
Value-added tax payable	435,614	318,142
Income tax payable	410,227	651,399

Total current liabilities	2,244,954	5,070,282

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 25,000,000 shares authorized, 11,399,662 and 9,333,333 shares issued and outstanding at December 31, 2010 and 2009, respectively	11,400	9,333
Common stock subscribed, par value, $0.001 per share, 25,000 shares issued	-	25
Paid in capital	11,438,995	6,574,592
Statutory reserve	3,274,593	2,137,797
Stock subscription	-	(1,000)
Accumulated other comprehensive income	704,301	72,543
Retained earnings	27,103,586	19,831,224

Total stockholders' equity	42,532,875	28,624,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,777,829	$33,694,796

The accompanying notes are an integral part of these financial statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

Net sales	$34,184,906	$26,708,285

Cost of goods sold	14,748,241	12,408,035

Gross profit	19,436,665	14,300,250

Operating expenses
Selling, general and administrative expenses	9,014,084	3,386,961

Income from operations	10,422,581	10,913,289

Non-operating income (expenses)
Interest income	21,636	12,531
Interest expense	(29,565)	(350,211)
Financial expense	(435)	-
Other income	(11,013)	130,482

Total non-operating expenses, net	(19,377)	(207,198)

Income before income tax	10,403,204	10,706,091

Income tax	1,994,046	1,798,712

Net income	8,409,158	8,907,379

Other comprehensive item
Foreign currency translation	631,758	31,277

Comprehensive Income	$9,040,916	$8,938,656

Weighted average common shares outstanding
Basic	10,866,730	9,333,333

Diluted	11,157,000	9,333,333

Basic earnings per share	$0.77	$0.95

Diluted earnings per share	$0.75	$0.95

The accompanying notes are an integral part of these financial statements

CHINA PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010

	Common Stock		Stock subscribed
	Shares	Amount	Shares	Amount	Paid- in capital	Subscription receivable	Statutory reserves	Accumulated comprehensive income (loss)	Retained earnings	Total shareholders’ equity

Balance at January 1, 2009	9,333,333	$9,333	250,000	$250	$6,574,367	$(10,000)	$1,247,175	$41,266	$11,814,467	$19,676,858

Transfer to statutory reserves	-	-	-	-	-	-	890,622	-	(890,622)	-

Capital Contribution	-	-	(225,000)	(225)	225	9,000	-	-	-	9,000

Foreign currency translation gain	-	-	-	-	-	-	-	31,277	-	31,277

Net Income	-	-	-	-	-	-	-	-	8,907,379	8,907,379

Balance at December 31, 2009 (Restated)	9,333,333	9,333	25,000	25	6,574,592	(1,000)	2,137,797	72,543	19,831,224	28,624,514

Capital Contribution	-	-	(25,000)	(25)	64,365	1,000	-	-	-	65,340

Recapitalization on reverse acquisition	1,347,226	1,347	-	-	(1,347)	-	-	-	-	-

Warrants exercised	333,334	333	-	-	999,667	-	-	-	-	1,000,000

Issuance of common stock	385,769	386	-	-	1,579,097	-	-	-	-	1,579,483

Stock based compensation	-	-	-	-	2,222,622	-	-	-	-	2,222,622

Net income	-	-	-	-	-	-	-	-	8,409,158	8,409,158

Transfer to statutory reserves	-	-	-	-	-	-	1,136,796	-	(1,136,796)	-

Foreign currency translation gain	-	-	-	-	-	-	-	631,758	-	631,758

Balance at December 31, 2010	11,399,662	$11,400	-	$-	$11,438,995	$-	$3,274,593	$704,301	$27,103,586	$42,532,875

The accompanying notes are an integral part of these financial statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,409,158	$8,907,379
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock based compensation expense	2,222,622	-
Provision for impairment loss on intangible assets	-	737,315
Loss on assets disposed	-	6,649
Depreciation and amortization	841,089	818,446
(Increase) decrease in current assets:
Accounts receivable	(8,847,902)	1,678,874
Inventory	(597,980)	(146,797)
Cash pledged	-	193,657
Deposits and other receivables	(3,565,907)	20,472
Trade deposit paid	3,012,607	(2,670,748)
Increase (decrease) in current liabilities:
Accounts payable	(313,348)	(719,578)
Trade deposit received	(84,470)	(95,605)
Accrued liabilities and other payables	148,219	(32,885)
Taxes payable	(148,874)	420,580
Bank acceptance payable	-	(193,657)

Net cash provided by operating activities	1,075,214	8,924,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(3,297,694)	(12,697)
Intangible assets	-	(2,342,743)
Construction in progress	-	(3,373,819)

Net cash used in investing activities	(3,297,694)	(5,729,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	-	2,903,036
Repayment of short-term bank loans	(2,511,264)	(4,501,714)
Warrants exercised	1,000,000	-
Increase in paid in capital	65,340	-
Sale of common stock	1,579,483	9,000

Net cash used in financing activities	133,559	(1,589,678)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	132,440	31,277

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,956,481)	1,636,442

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	6,685,630	5,049,188

CASH & CASH EQUIVALENTS, END OF YEAR	$4,729,149	$6,685,630

Supplemental Cash flow data:
Income tax paid	$2,248,704	$1,147,313
Interest paid	$28,989	$345,490

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2010 AND 2009

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

On August 23, 2010, the Company sold 385,769 (post-reverse split) shares of common stock for approximately $1,600,000. On September 10, 2010 the Company effected a 1 for 3 reverse split of issued and outstanding shares of common stock of the Company without changing the par value of the stock. The shares outstanding after reverse split were 11,399,662.  Shares after reverse split were retroactively restated from beginning of the period for all the periods presented.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the years ended December 31, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income was $633,439 and $31,277 respectively.

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2010. The allowance for doubtful account as of December 31, 2010 and 2009 was $1,115,319 and $ 508,041, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Costs that are capitalized to inventory primarily include direct manufacturing overhead such as labor costs and packing materials.      As of December 31, 2010 and 2009, inventories consisted of the following:

	2010	2009

Raw materials	$909,240	370,253
Finished goods	110,153	26,260
	$1,019,393	396,513

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

 Property, Plant & Equipment consisted of the following:

	2010	2009
Building and improvements	$8,866,674	$4,067,306
Machinery	6,812,716	5,494,904
Fixture, furniture and equipment	867,416	178,071
Motor vehicles	111,834	111,834
	16,658,640	9,852,115
Less: Accumulated depreciation	(2,484,922)	(2,165,870)
	$14,173,718	$7,686,245

Depreciation expense for the years ended December 31, 2010 and 2009 was approximately $319,000 and $ 421,200, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to fifty years. Management evaluates the recoverability of intangible assets at least annually and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use right purchased in 2003 will expire in 2053. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	20 years

As of December 31, 2010 and 2009, the components of intangible assets were as follows:

	2010	2009

Land use right	$1,058,965	$1,058,965
Proprietary technologies	8,965,538	8,965,538
	10,024,503	10,024,503
Less: Accumulated amortization	(1,484,842)	(965,859)
	8,539,661	9,058,644
Less: Impairment	(737,315)	(737,315)
	$7,802,346	$8,321,329

Amortization expense for years ended December 31, 2010 and 2009 was approximately $518,980 and $397,240, respectively.   The estimated future yearly amortization expenses related to intangible asset as of December 31, 2010 are as follows:

2011	$573,000
2012	573,000
2013	573,000
2014	573,000
2015	573,000
Thereafter	$4,937,346

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

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
As of   December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the years ended December 31, 2010 and 2009, the Company incurred approximately $2,217,000 and $2,000 advertising expense, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no deferred tax provision in 2010 and 2009.

The Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At   December 31, 2010 and 2009, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2009.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income, and foreign currency translation adjustments.

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	Years Ended
	2010	2009
Net income	$8,409,158	$8,907,379
Weighted average shares outstanding - basic	10,866,730	9,333,333
Effect of dilutive securities:
Warrants issued	290,270	-
Weighted average shares outstanding – diluted	11,157,000	9,333,333
Earnings per share – basic	$0.77	$0.95
Earnings per share – diluted	$0.75	$0.95

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

The Company also develops new products through arrangements and corporation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets.   There was no Research and Development expense in 2010 and 2009.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This standard will be adopted effective January 1, 2011.

 In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011.

As of December 31, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

Note 3– DEPOSITS AND OTHER RECEIVABLES

At December 31, 2010, the Company had deposits and other receivables of $4,374,525, mainly including $3,774,895 (RMB 25,000,000) prepayment for purchasing two patents of medicine formulation from Xi’an Keli, a local pharmaceutical company (see Note 7).

Note 4 – SHORT-TERM BANK LOAN

The Company did not have any bank loans at December 31, 2010.  The following summarizes short-term bank loans as of December 31, 2009:

December 31, 2009
Industrial and Commercial Bank of China -Xixiang Branch. Term of these loans called for interest from 7.956% to 8.541% per annum, with principal due in 2009. The loan was repaid upon maturity.	1,760,253

Xixiang rural cooperative bank. Term of these loans call for interest from 11.46% to 12.24% per annum with principal due in 2009 and 2010. The loan was repaid upon maturity.	733,439
$2,493,692

 Note 5 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2010 and 2009:

	2010	2009
Accrued salaries	$5,122	$6,819
Accrued welfare	33,799	43,397
Other payables	20,463	117,635
Accrued expense	877,733	610,439
Other levies	15,534
Total	$952,651	$778,290

Note 6 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 7 – COMMITMENTS

Purchasing Agreement

The Company signed a contact with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4,530,000 (RMB 30 million). As of December 31, 2010, the Company paid $3,774,895 (RMB 25,000,000), and the remaining $755,000 (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine.

Lease Agreement

As of December 31, 2010, the Company had rental commitment of approximately $1,200, which will be paid in 2011.

Employment Agreements

Through our wholly-owned subsidiary, China Qinba Pharmaceuticals, Inc, the Company has executed employment agreements with each of our executive officers, specifically, Guozhu Wang, Chief Executive Officer; Guiping Zhang, President and Teo Lei, Chief Financial Officer. Each employment agreement has a term of two years.

On January 1, 2010, the Company entered into a two year Employment Agreement with Guozhu Wang to serve as the Company’s Chief Executive Officer. The Agreement provides for an annual salary of USD$5,095 and an annual bonus of up to 50% of the executive’s annual salary.

On January 1, 2010, the Company entered into a two year Employment Agreement with Guiping Zhang to serve as the Company’s President. The Agreement provides for an annual salary of USD$5,622 and an annual bonus of up to 50% of the executive’s annual salary.

On January 1, 2010, the Company entered into a two year Employment Agreement with Tao Lei to serve as the Company’s Chief Financial Officer. The Agreement provides for an annual salary of USD$4,392 and an annual bonus of up to 50% of the executive’s annual salary.

Note 8 – INCOME TAX

The Company’s Chinese subsidiary (WOFE) and VIE were incorporated in the PRC which is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007.  Starting from 2008, the Enterprise Income Tax (EIT) was at a statutory rate of 15%.  The Company expensed  $1,994,046 and $ 1,798,712 for income tax for the years ended December 31, 2010 and 2009.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the years ended December 31, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(10.9)%	(9.0)%
Effect of tax holiday	(12.2)%	(10.0)%
Others	0.9%	1.8%
Valuation allowance	7.4%	0%
Tax per financial statements	19.2%	16.8%

Note 9 – MAJOR CUSTOMERS AND CREDIT RISK

For the year ended December 31, 2010 and 2009, no customer accounted for 10% or more of the Company’s sales.

Three vendors provided 12%, 10% and 10% of the Company’s purchases of raw materials for the year ended December 31, 2010; one vendors provided 12% of the Company’s purchase of raw materials for the year ended December 31, 2009.   At December 31, 2010, the total payable due to these vendors was approximately $79,500.

Note 10 – STATUTORY RESERVES

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of   December 31, 2010 and 2009, the Company had allocated $3,274,593 and $2,137,797 to these non-distributable reserve funds.

Note 11 – STOCK-BASED COMPENSATION PLAN

On December 17, 2009, China Qinba entered into a Shell Referral agreement with Dragon Link Investments, Ltd (Dragon Link) for Dragon Link to identify and refer a public shell company to the Company to consummate a reverse merger in the US. As consideration for the services provided by Dragon Link (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and Dragon Link), China Qinba agreed to issue to Dragon Link warrants to acquire 1,200,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently reduced to 333,333 shares post reverse split), with registration rights, and exercisable at a price of $3.00 per post-split share within three years after the control acquisition or merger by China Qinba with a public company identified by Dragon Link .  The warrants will expire on February 11, 2013. The fair value of the warrants at issuing date was $701,058. The warrants were fully exercised in May of 2010.  The Company received $1 million proceeds from exercise of the warrants.

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

The following table summarizes activities of these warrants (post-reverse split) for the year ended December 31, 2010:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Exercisable at January 1, 2010	-
Cancelled	-	-	-
Granted	1,166,666	3	3.00
Exercised	333,333	3	-
Outstanding at December 31, 2010	833,333	$3	2.11
Exercisable at December 31, 2010	833,333	$3

The Company recorded $2,222,622 compensation expense for warrants during the year ended December 31, 2010 with a corresponding increase to additional paid-in capital.

Note 12 – COMMON STOCK

In August 2010, the Company entered into four stock subscription agreements with four individuals for issuing them 1,157,142 (pre-reverse split which was effected on September 10, 2010) the Company’s shares at $1.4 per share (pre-reverse split effected September 10, 2010).  At December 31, 2010, the Company received approximately $1,600,000 from issuance of 385,769 (post-reverse split) shares.

Note 13- CONTINGENCY

May 17, 2010, ValueRich, Inc. commenced litigation to compel arbitration against the Company, alleging ownership of 20% of the outstanding shares of the Company’s common stock pursuant to a May 2008 consulting agreement between ValueRich and Xi'an Pharmaceuticals. The Company is currently evaluating the possible outcome of this litigation and does not believe it will have any material effect on the companys financial position.

Note 14- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 15– SUBSEQUENT EVENTS

For the year ended December 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.               Controls and Procedures.

 Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that at December 31, 2010 there was a material weakness and therefore, the internal control over financial reporting was not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting is related to the lack of accounting personnel with U.S. GAAP proficiency.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.  Therefore, management believes that the consolidated financial statements and other information presented herewith are materially correct.  Management believes that the weakness did not have any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

Although the management of our Company, including the CEO and the CFO, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report issued by our registered independent accounting firm regarding our internal control over financial reporting. The management’s report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permantly exempt smaller reporting comapnies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers.

Name	Age	Position/Title
Guozhu Wang	46	Chief Executive Officer and Chairman of the Board
Guiping Zhang	43	President and Director
Tao Lei	40	Chief Financial Officer
Zaizhi Cheng	56	Director
Xiaogang Zhu	57	Director
Michael Segal	68	Director

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

XIAOGANG ZHU – Director. Mr. Zhu was appointed a Director of the Company effective March 4, 2010.  Mr Zhu is currently employed with China Recycling Energy Corp (CREG.OB) as General Manager and is also employed with Xi’an TCH Energy Technology Co. Ltd. as Chief Executive Officer.  Mr Zhu has held these positions since December 2007.  From September 2005 to December 2007, Mr. Zhu was employed with China Natural Gas, Inc. (CHNG.OB) as Chief Financial Officer as well as the Chief Financial Officer of Xi’an Xilan Natural Gas Co., Ltd. From September 2000 to September 2005, Mr. Zhu was employed with Xi’an Dapeng Biological Technology Co., Ltd. as Vice General Manager.  Mr. Zhu was graduated from Shaanxi Institute of Finance and Economics, whose major was Accounting, with a designation of Senior Accountant.

MICHAEL SEGAL – Director. Mr. Segal was appointed a Director of the Company effective March 4, 2010.  He is President, General Securities Principal, an Options Compliance Principal and an Investment Banking Representative of Halcyon Cabot Partners LTD., a member of the Financial Industry Regulatory Authority (FINRA) since January 2010.  From 2006 to 2009 and 2003 to 2005 Mr. Segal was a Principal, Option Compliance Principal and Branch Manager of Whitaker Securities LLC. Mr. Segal is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission and is a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida.  Mr. Segal sits on the board of directors of the following privately held companies: China Chanfang Pharmaceuticals Inc.; International American Capital Inc. and Segal Cirone Services Inc. Mr. Segal also sits on the board of directors of the following publicly held company: Asia Carbon Industries Inc. (ACRB.BB); China Agri-Business Inc. (CHBU.BB); China Printing &Packaging Inc. (CHPI.BB); China Pharmaceuticals Inc. (CFMI.BB); China Power Equipment Company Inc. (CPQQ.BB); and DK Sinopharma Inc. (DKSP.BB). From March 2007 until December 2009, Mr. Segal was a member of the board of directors of Biostar Pharmaceuticals Inc. (BSPM)  Mr. Segal brings to our Board of Directors his expertise in the financial and equity markets and his years of experience providing strategic and financial advisory services to complex international organizations.  Mr. Segal also provides unique perspective as our only U.S. director.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Corporate Governance and Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of China Pharmaceuticals:

•	Mr. Guozhu Wang has extensive knowledge of the pharmaceuticals industry and has served in leadership positions in various pharmaceuticals companies since 2003.
•	Mr. Guiping Zhang has been a key member of Xian Pharmaceuticals’ management since 2001 and processes an extensive knowledge of the pharmaceuticals industry and the Company’s products.
•	Mr. Zaizhi Cheng has significant experience leading the financial divisions of several companies in the PRC.
•	Mr. Michael Segal has significant experience in the U.S. financial industry and the corporate governance of U.S. public companies.
•
Mr. Xiaogang Zhu is an “audit committee financial expert” with over 10 years of experience in managing the financial, and accounting, and operational activities of various U.S. public companies located in the PRC.

Except as otherwise reported above, none of our directors have held directorships in other reporting companies and registered investment companies at any time during the past five years.

Family Relationship

There are no family relationships among our directors and executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Xiaogang Zhu. The directors who serve on the audit committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers. Our Board of Directors has adopted a written charter for the Audit Committee. The Charter is currently available on our website: http://www.chinapharmaceuticalsinc.com.

Compensation Committee

Our board of directors established a compensation committee on March 5, 2010.

The compensation committee of the board of directors is responsible for (i) determining the general compensation policies, (ii) establishing compensation plans, (iii) determining senior management compensation and (iv) administering our stock option plans. The Company’s Compensation Committee similarly comprises three independent board members, namely, Michael Segal (Chairman), Zaizhi Cheng, and Xiaogang Zhu.

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

•
determining the skills and qualifications in accordance with search criteria required of potential directors, identify, screen potential candidates and make recommendations to the Board of Directors to fill vacancies on the Board.

•
evaluating candidates to be nominated to serve on the Board and recommend the slate of nominees to stand for election at the annual meeting of the shareholders and independence, relevant experience, leadership qualities, diversity and ability to represent shareholders should be considered.

•	reviewing and recommending to the Board for approval the appointment of directors to Board committees and the selection of the chair for each committee.

•
developing and recommending to the Board for approval a set of corporate governance principles and practices applicable to the Company and review such principles annually and recommend amendments as necessary.

•	overseeing the evaluation of the Board and its committees, which may include developing and recommending an annual review process.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

On December 19, 2008, we adopted a code of ethics to apply to all of our executive officers, including our principal executive, financial and accounting officers, our directors, our financial managers and all employees are expected to adhere and promote regarding individual and peer responsibilities, and responsibilities to other employees, the Company, the public and other stakeholders.  There were no amendments of waivers to this code in fiscal 2010.  Our code of ethics is available for review on our website at http://www.chinapharmaceuticalsinc.com.  We will provide a copy of our code of ethics free of charge to any person who so requests.  Requests should be directed to Mr. Yufei Qiao, our Corporate Secretary, at qiaoyufeiok@yahoo.com.cn, by mail to China Pharmaceuticals, Inc.,  24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Rd, Hi-Tech Development Zone, Xi’an City, People’s Republic of China 710075 or by telephone at 029-82098912-8038.

The board and its committees held the following number of meetings during the fiscal year of 2010:

Board of Directors
Audit Committee	(1)
Compensation Committee	(2)
Corporate Governance and Nominating Committee	(3)

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2010.

Board Leadership and Risk Oversight

Our Chief Executive Officer also serves as Chairman of the Board. We have four other directors, three of whom are independent. Xiaogang Zhu, the chairman of the Audit Committee, is our lead independent director. The Board has three standing committees, each of which is comprised solely of independent directors with a committee chair.  We believe that this leadership structure has served China Pharmaceuticals well. The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and demonstrates to our employees, suppliers, customers, shareholders and other stakeholders that China Pharmaceuticals has clear leadership with a single person setting the tone and managing our operations. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;
•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	Reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•
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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that Michael S. Segal; Xiaogang Zhu; Cheng Zaizhi; Zhang Guiping; Wang Guozhu; and Tao Lei were each late in filing a Form 3.

Item 11.                Executive Compensation.

The following is a summary of the compensation we paid to our CEO and CFO for the two years ended December 31, 2010 and 2009. No executive officer received compensation in excess of $100,000 for any of those years.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards (3) ($)		Non-equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Terry Bowering, Former CEO and Director (1)	2010	0	0		0		0		0		0		0		0
	2009	63,140	0		0		0		0		0		0		63,140

Guozhu Wang, Director and CEO(2)	2010	5,,242	0		0		0		0		0		0		5,242
	2009	5,242	0		0		0		0		0		0		5,242
Guiping Zhang, President(2)	2010	5,769													5,769
	2009	5,769	0		0			0	0		0		0

	2010	1,581													1,581
Teo Lei, CFO(2)	2009	1,581		0		0		0		0		0		0

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

Compensation of Directors

On January 19, 2010, the Company entered into a letter agreement (the “Letter Agreement”) with its director, Michael Segal, for his services to the Company as a director. Pursuant to the Letter Agreement, Mr. Segal is entitled to receive (i) 0.9% Common Stock based upon the total number of shares issued and outstanding as of the date of the Letter Agreement. (ii) a fee of $24,000 annually, and (iii) Common Stock equal to $24,000 based on the closing price of the Company’s stock on December 31st of each year.

Notwithstanding the foregoing, generally, we pay no compensation to the directors for serving as a director. There are no other elements of compensation paid to our directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan.

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises or options outstanding in fiscal year of 2010.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer, President and Chief Financial Officer, and (iv) all executive officers and directors as a group as of April 12, 2011.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Directors and Executive Officers

Common Stock	Guozhu Wang CEO and Director	1,642,667	14.4	1%

Common Stock	Guiping Zhang President and Director	1,452,000	12.74%

Common Stock	Tao Lei Chief Financial Officer	0	0%

Common Stock	Zaizhi Cheng Director 102 Unit 2, Building 24, Yingshi Street, Huaiyin District, Ji’nan, Shandong, People’s Republic of China 250022	0	0%

Common Stock	Michael Segal Director 11 East 86th Street, Suite 19B New York, NY 10028	48,854	0.5%

Common Stock	Xiaogang Zhu Director 513 Unit 1, Building 7 of 3546 Factory, Xinwenxiang, Beilin District, Xi’an, People’s Republic of China 710061	0	0%

Common Stock
All Directors and Executive Officers as a Group (6 persons)		3,143,521	27.6%

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

In determining the percent of common stock owned by a person or entity on April 12, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on April 12, 2011 (11,399,662 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

In May 2008 China Qinba Pharmaceuticals issued 1,736,111 shares of our common stock to our three founders in consideration for services in connection with our formation and organization. China Qinba Pharmaceuticals issued Ms. Chen Xi Huang Wong 268,403 shares, ValueRich, Inc., a consultant with whom China Qinba Pharmaceuticals has a consulting arrangement 390.625  shares and Bo Chen, a principal shareholder 954,861 shares, which represents 10.84% of our outstanding common shares.

In 2008, in exchange for executing the Management Entrustment Agreement, the shareholders of Xi’an Pharmaceuticals received 6,944,444 shares of China Qinba Pharmaceuticals, Inc. common stock and some of the China Qinba Pharmaceuticals officers and directors are officers and directors of Xi’an Pharmaceuticals. Guozhu Wang and Guiping Zhang received 2,013,889 and 1,875,000 shares of China Qinba Pharmaceuticals common stock in connection with such transaction, which represented 22.87% and 21.29% of China Qinba Pharmaceuticals outstanding shares of common stock.

In November 2008 China Qinba Pharmaceuticals issued 55,556shares of China Qinba Pharmaceuticals common stock to Ms. Chen Xi Huang Wong in exchange for her capital contribution of $138,889.

As part of a private placement that was conducted from September 2008 and ending December 2008 China Qinba Pharmaceuticals issued 69,444 shares of China Qinba Pharmaceuticals common stock at $.04 per share to 36 investors. Lap Keung Wong, the husband of Ms. Chen Xi Huang Wong was issued 12,153 shares in connection with the offering.  Joseph Visconti, the CEO and President of ValueRich, Inc. was issued 1,389 shares in connection with such offering and his son and father were each issued 694shares in connection with such offering.

In December 2009, China Qinba Pharmaceuticals cancelled 1,027,778 shares of our common stock that had been issued to China Qinba Pharmaceuticals three founders in consideration for services not performed in the following amounts: ValueRich Inc. 390,625 shares, Ms. Chen Xi Huang Wong, 268,403shares, and Mr. Bo Chen 340,972 shares.

Pursuant to a share exchange agreement dated February 12, 2010, Terry Bowering transferred 1,416,667 shares of common stock of Allstar Restaurants to Allstar Restaurants in exchange for 100% of the issued and outstanding shares of Allstar Restaurants’ wholly-owned subsidiary, China Doll Foods Ltd., d/b/a China Doll Restaurant and Lounge.   Allstar Restaurants cancelled the shares of common stock received from Terry Bowering on February 12, 2010. Terry Bowering and Allstar Restaurants entered into a binding agreement with respect to such transaction on February 12, 2010.

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

At the closing of the merger agreement, the Company issued 9,333,333 shares of common stock to the China Qinba Pharmaceuticals Shareholders as merger consideration for 100% of the common stock of China Qinba Pharmaceuticals. Immediately after the closing, we had a total of 10,680,556 shares of common stock outstanding, with the China Qinba Pharmaceuticals Shareholders (and their assignees) owning approximately 87.39 % of our outstanding common stock, and the balance held by those who held our common stock prior to the closing.

The following individuals were shareholders of Xi’an Qinba Pharmaceuticals, Co. Ltd. (“Xi’an Pharmaceuticals”) who subsequently entered into a series of contractual agreements to transfer control of the operations and management of the business of Xi’an Pharmaceuticals to Xi’an Development Co., Ltd.:

Name of Shareholder	Title		Amount of Contribution (RMB)	Percent of Capital Contribution
Guozhu Wang	Chief Executive Officer		14,500,000	29	%(1)
Guiping Zhang	President		13,500,000	27	%(2)
Weidong Yan			1,000,000	2%
Yong Zhang			2,300,000	4.6%
Xiu’e Xing			2,200,000	4.4%
Yong Xu			2,200,000	4.4%
Wei Wang			2,300,000	4.6%
Xiling Gao			2,000,000	4%
Chenglin Guo			2,000,000	4%
Weiping Wu			1,500,000	3%
Rong Bai			1,300,000	2.6%
Jin Wu			1,000,000	2%
Zhibo Ding			2,000,000	4%
Feng Pu			1,000,000	2%
Zheng Guan			600,000	1.2%
Aifang Yang			600,000	1.2%
Total		RMB	50,000,000	100%

Guozhu Wang and Guiping Zhang are Chief Executive Officer and President of Xi’an Pharmaceuticals, respectively, and own 29 percent and 27 percent of Xi’an Qinba Pharmaceuticals, Co. Ltd., respectively. Other than disclosed above, no individuals in the table are officers/directors of Xian Pharmaceuticals or are related to such officers/directors.

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

Item 14.                Principal Accounting Fees and Services

The following table sets forth the fees that the Company accrued or paid to Acquavella, Chiarelli, Shuster, Berkower & Co., LLP during fiscal 2010 and fiscal 2009.

	2010	2009
Audit Fees(1)	$47,700	$44,051
Audit-Related Fees(2)	$394	-
Tax Fees(3)	$0	-
All Other Fees	$78,143	$230,128
Total	$126,237	$274,179

(1)   Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2)   Audit-related fees relate to professional services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including due diligence.

(3)   Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning for the Company. The Company does not engage Marcum LLP to perform personal tax services for its executive officers.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15.                Exhibits , Financial Statements Schedules

Exhibit Number	Description

2.1
Merger Agreement and Plan of Reorganization by and among Allstar Restaurants, Allstar Acquisitions Co., Terry Bowering, and   China Qinba Pharmaceuticals, Inc. and the Controlling Shareholders of China Quinba dated February 12, 2010 (1)

2.2	Share Exchange Agreement between Allstar Restaurants and Terry Bowering dated February 12, 2010 (1)
3.1	Charter and Articles of Incorporation of Allstar Restaurants. (1)
3.2	Amended Articles of Incorporation of Allstar Restaurants (1)
3.3	Amended Articles of Incorporation of Allstar Restaurants (Name Change) (1)
3.4	Certificate of Merger of China Qinba Pharmaceuticals, Inc. and Allstar Acquisitions, Inc.
3.5	Articles of Merger of Allstar Restaurants and China Pharmaceuticals, Inc.
3.6	Certificate of Change to the Articles of Incorporation of China Pharmaceuticals, Inc. (4)
10.1	Medical Materials Contract – Xi’an Tianyi Biotechnology Co. Ltd, (1)
10.2	Medicine Packaging Material Contract – Shaanxi Daxin Plastics Co. Ltd. (1)
10.3	Medicine Materials Contract – Shaanxi Qiangli Technology Co. Ltd. (1)
10.4	Employment Agreement with Tao Lei, Chief Financial Officer (1)
10.5	Employment Agreement with Gouzhu Wang, Chief Executive Officer (1)
10.6	Employment Agreement with Guiping Zhang, President (1)
10.7	Warrant Placement Agreement – IFG Investments Services, Inc. (1)
10.8	Warrant Placement Agreement – HACG Investor Relations Services Inc. (1)
10.9	Warrant Placement Agreement – Dragon Link Investments Ltd. (1)
10.10	Consulting Agreement IFG Investment Services, Inc. January 5, 2010 (1)
10.11	Investor Relations Agreement HACG Investor Relations Services Inc. January 27, 2010 (1)
10.12	Referral Agreement Dragon Link Investments Ltd. December 17, 2009 (1)
10.13	Agreement on Entrustment for Operation and Management (1)
10.14	Agreement on Share Pledge (1)
10.15	Exclusive Option Agreement (1)
10.16	Current Fund Loan Agreement, dated January 20, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.17	Current Fund Loan Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.18
Mortgage & Guarantee & Borrowing Contract, dated April 28, 2007, and extension agreement dated April 6, 2009, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd. (3)

10.19	Mortgage & Guarantee & Borrowing Contract, dated July 9, 2008, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.20	Factoring Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.21	Shareholder Voting Proxy Agreement*
10.22	Purchase Contract of Medicine Packaging Materials with Shaanxi Daxin Plastics Co, Ltd.
10.23	Drug Procurement Contract with Shaanxi Qiangli Technology Co., Ltd.
10.24	Drug Procurement Contract with Xi’an Tianyi Biotechnology Co., Ltd
10.25	The consulting Agreement between ValueRich Inc. and Xi’an Qin Ba Pharmacy Co Ltd.
10.26	The Letter Agreement, dated January 19, 2010, by and between the Company and Michael Segal.*
14.1	Code of Ethics (2)
16.1	Allstar Letter to HJ & Associates – Termination Letter (1)
16.2	HJ & Associates Letter – Item 4.01 (1)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed herewith.

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on February 19, 2010.
(2)	Incorporated by reference to the exhibit to our Annual Report on Form 10-KSB filed with the SEC on July 1, 2008.
(3)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on April 15, 2010
(4)	Incorporated by reference to the exhibit to our Current Report of Form 8-K filed with the SEC on September 17, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2011
CHINA PHARMACEUTICALS, INC.

By:	/s/ Guozhu Wang
Guozhu Wang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Guozhu Wang	Chief Executive Officer and Director (principal executive officer)	April 15 , 2011
Guozhu Wang

/s/ Tao Lei	Chief Financial Officer (principal financial and accounting officer)	April 15 , 2011
Tao Lei

/s/ Guiping Zhang	President and Director	April 15 , 2011
Guiping Zhang

/s/ Zaizhi Cheng	Director	April 15 , 2011
Zaizhi Cheng

/s/ Michael Segal	Director	April 15 , 2011
Michael Segal

/s/ Xiaogang Zhu	Director	April 15, 2011
Xiaogang Zhu