Form 10-Q
period 2011-03-31
China Pharmaceuticals Inc
filed 2011-05-20
CIK 1341808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

       Large accelerated filer □                                                                              Accelerated filer □

       Non-accelerated filer □ (Do not check if a smaller reporting company)     Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,539,662 shares of common stock, $.001 par value, were outstanding as of May 16, 2011.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, AND DECEMBER 31, 2010

	2011 (Unaudited)	2010 (Audited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$9,509,111	$4,729,149
Accounts receivable	12,418,861	12,673,111
Inventory	346,009	1,019,393
Deposits and other receivables	4,192,712	4,374,525
Trade deposits paid	56,673	-
Due from officer	-	5,587

Total current assets	26,523,366	22,801,765

NONCURRENT ASSETS
Property and equipment, net	13,913,154	14,173,718
Intangible assets	7,668,989	7,802,346

Total noncurrent assets	21,582,143	21,976,064

TOTAL ASSETS	$48,105,509	$44,777,829

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$490,252	$446,462
Accrued liabilities and other payables	966,580	952,651
Value-added tax payable	540,489	435,614
Income tax payable	466,101	410,227

Total current liabilities	2,463,422	2,244,954

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 25,000,000 shares authorized, 11,399,662 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	11,400	11,400
Paid in capital	11,438,995	11,438,995
Statutory reserve	3,585,087	3,274,593
Accumulated other comprehensive income	925,500	704,301
Retained earnings	29,681,105	27,103,586

Total stockholders' equity	45,642,087	42,532,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,105,509	$44,777,829

The accompanying notes are an integral part of these combined financial statements.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
(UNAUDITED)

	2011	2010

Net sales	$7,687,217	$7,053,199

Cost of goods sold	3,367,530	2,820,178

Gross profit	4,319,687	4,233,021

Operating expenses
Selling, general and administrative expenses	1,255,868	482,480
(Recovery) / reserve of bad debt allowance	(280,503)	1,631,606

Total operating expenses	975,365	2,114,086

Income from operations	3,344,322	2,118,935

Non-operating income (expenses)
Interest income	9,888	120
Interest expense	-	(29,653)
Financial expense	(342)	-
Other income	(1,651)	-

Total non-operating income (expenses), net	7,895	(29,533)

Income before income tax	3,352,217	2,089,402

Income tax	464,204	541,526

Net income	2,888,013	1,547,876

Other comprehensive item
Foreign currency translation	221,199	(18,284)

Comprehensive Income	$3,109,212	$1,529,592

Weighted average common shares outstanding
Basic	11,399,662	9,333,333

Diluted	11,778,040	9,333,333

Basic earnings per share	$0.25	$0.17

Diluted earnings per share	$0.25	$0.17

The accompanying notes are an integral part of these combined financial statements.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,888,013	$1,547,876
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery of bad debt allowance	(280,503)	-
Provision for impairment loss on intangible assets	-	1,630,846
Loss on assets disposed	1,651	-
Depreciation and amortization	392,271	230,072
(Increase) decrease in current assets:
Accounts receivable	661,349	(3,644,289)
Inventory	680,909	395,499
Due from officer	-	7
Deposits and other receivables	230,750	56,434
Trade deposit paid	(56,443)	1,735,248
Increase (decrease) in current liabilities:
Accounts payable	39,115	(230,738)
Trade deposit received	-	(71,787)
Accrued liabilities and other payables	44,872	(425,376)
Taxes payable	110,982	117,269

Net cash provided by operating activities	4,712,966	1,341,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(981)
Construction in progress	-	4,853

Net cash used in investing activities	-	3,872

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term bank loans	-	(2,493,692)

Net cash used in financing activities	-	(2,493,692)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	66,996	(18,284)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	4,779,962	(1,167,043)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,729,149	6,685,630

CASH & CASH EQUIVALENTS, END OF PERIOD	$9,509,111	$5,518,587

Supplemental Cash flow data:
Income tax paid	$412,689	$651,399
Interest paid	$-	$29,653

The accompanying notes are an integral part of these combined financial statements.

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

The shares outstanding are presented as following:

		5 for 6 Reverse Split at		1 for 3 reverse split at
		June 8, 2010		September 10, 2010
Prior to reverse merger	4,850,014	4,041,678		1,347,226
Issued in connection with Reverse merger February 12, 2010	33,600,000	28,000,000		9,333,333
	38,450,014	32,041,678		10,680,559
Warrants exercised	1,200,000	1,000,000		333,333
Balance prior to 5 for 6 Reverse Split	39,650,014
Balance after 5 for 6 Reverse Split		33,041,678	33,041,678
Stock issued for services on August 23, 2010			1,157,307	385,769
Balance prior to 1 for 3 reverse split			34,198,985
Balance at March 31, 2011 and December 31, 2010				11,399,662

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the three months ended March 31, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income (loss) was $221,199 and $(18,284) respectively.

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

There were no loss contingencies at March 31, 2011.

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2010. The allowance for doubtful account as of March 31, 2011 and December 31, 2010 was $844,948 and $1,115,319, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Costs that are capitalized to inventory primarily include direct manufacturing overhead such as labor costs and packing materials. As of March 31, 2011 and December 31, 2010, inventories consisted of the following:

	2011	2010

Raw materials	$300,223	$909,240
Finished goods	45,786	110,153
	$346,009	$1,019,393

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

 Property, Plant & Equipment consisted of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Building and improvements	$8,866,674	$8,866,674
Machinery	6,812,297	6,812,716
Fixture, furniture and equipment	831,119	867,416
Motor vehicles	111,834	111,834
	16,621,924	16,658,640
Less: Accumulated depreciation	(2,708,770)	(2,484,922)
	$13,913,154	$14,173,718

Depreciation expense for the three months ended March 31, 2011 and 2010 was approximately $258,913 and $ 102,946, respectively.

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

Land use right	50 years
Proprietary technologies	20 years

As of March 31, 2011 and December 31, 2010, the components of intangible assets were as follows:

	2011	2010

Land use right	$1,058,965	$1,058,965
Proprietary technologies	8,965,538	8,965,538
	10,024,503	10,024,503
Less: Accumulated amortization	(1,618,199)	(1,484,842)
	8,406,304	8,539,661
Less: Impairment	(737,315)	(737,315)
	$7,668,989	$7,802,346

Amortization expense for the three months ended March 31, 2011 and 2010 was $133,358 and $127,126, respectively.   The estimated future yearly amortization expenses related to intangible asset as of March 31, 2011 are as follows:

2011	$540,000
2012	540,000
2013	540,000
2014	540,000
2015	540,000
Thereafter	$4,968,989

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

As of March 31, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  There was no advertising expense incurred for the three months ended March 31, 2011 and 2010.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2011 and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2010 and prior years or in computing its tax provision for 2010.

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	2011	2010
Net income	$2,888,013	$1,547,876
Weighted average shares outstanding - basic	11,399,662	9,333,333
Effect of dilutive securities:
Warrants issued	378,378	-
Weighted average shares outstanding – diluted	11,778,040	9,333,333
Earnings per share – basic	$0.25	$0.17
Earnings per share – diluted	$0.25	$0.17

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

The Company also develops new products through arrangements and corporation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets.   There was no Research and Development expense in the three months ended March 31, 2011 and 2010.

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

New Accounting Pronouncements

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3– DEPOSITS AND OTHER RECEIVABLES

At March 31, 2011 and  December 31, 2010, the Company had deposits and other receivables of $4,192,711 and $4,374,525, respectively, mainly including $3,817,186 (RMB 25,027,000) prepayment for purchasing two patents of medicine formulation from Xi’an Keli, a local pharmaceutical company (see Note 6).

 Note 4 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Accrued salaries	$7,483	$5,122
Accrued welfare	33,782	33,799
Other payables	24,461	20,463
Accrued expense	882,068	877,733
Other levies	18,786	15,534
Total	$966,580	$952,651

Note 5 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 6 – COMMITMENTS

 Purchasing Agreement

The Company signed a contact with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4,530,000 (RMB 30 million). As of March 31, 2011, the Company paid $3,817,186 (RMB 25,027,000), and the remaining $763,000 (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine.

Lease Agreement

As of March 31, 2011, the Company had rental commitment of approximately $900, which will be paid in 2011.

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

Note 7 – INCOME TAX

The Company’s Chinese subsidiary (WOFE) and VIE were incorporated in the PRC which is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007.  Starting from 2008, the Enterprise Income Tax (EIT) was at a statutory rate of 15%.  The Company expensed $464,204 and $ 541,526 for income tax for the three months ended March 31, 2011 and 2010.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Effect of tax holiday	(10.3)%	(10.0)%
Others	(1.5)%	10.9%
Valuation allowance	0.7%	0%
Tax per financial statements	13.9%	25.9%

Note 8 – MAJOR CUSTOMERS AND CREDIT RISK

For the three months ended March 31, 2011, no customer accounted for 10% or more of the Company’s sales. For the three months ended March 31, 2010, three customers accounted for 16%, 13% and 12% of the Company’s sales.

Three vendors provided 25%, 15% and 13% of the Company’s purchases of raw materials for the three months ended March 31, 2011; three vendors provided 12%, 10% and 10% of the Company’s purchase of raw materials for the three months ended March 31, 2010.   At March 31, 2011 and December 31, 2010, the total payable due to these vendors was approximately $69,300, and $79,500, respectively.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of   March 31, 2011 and December 31, 2010, the Company had allocated $ 3,585,087 and $3,274,593   to these non-distributable reserve funds.

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

The following table summarizes activities of these warrants (post-reverse split) for the three months ended March 31, 2011:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Exercisable at January 1, 2010	-
Cancelled	-	-	-
Granted	1,166,666	3	3.00
Exercised	333,333	3	-
Outstanding at December 31, 2010	833,333	$3	2.11
Exercisable at December 31, 2010	833,333	$3	2.11
Granted
Exercised			-
Outstanding at March 31, 2011	833,333	$3	1.86
Exercisable at March 31, 2011	833,333	$3	1.86

Note 11 - CONTINGENCY

May 17, 2010, ValueRich, Inc. commenced litigation to compel arbitration against the Company, alleging ownership of 20% of the outstanding shares of the Company’s common stock pursuant to a May 2008 consulting agreement between ValueRich and Xi'an Pharmaceuticals. The Company is currently evaluating the possible outcome of this litigation and does not believe it will have any material effect on the company’s financial position.

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 13 – SUBSEQUENT EVENTS

For the three months ended March 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

In May 2011, the board of directors approved the China Pharmaceuticals, Inc. 2011 Incentive Stock Plan which authorized 1,140,000 shares of the Company’s common stock to be used for the exercise of options to be granted to directors, officers, employees and/or consultants to the Company.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

 Comparison of the Three Months Ended March 31, 2011 and 2010

Net Sales

The following table sets forth the results of our operations for the three months ended March 31, 2011 and 2010 indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	7,687,217		7,053,199
Cost of Goods Sold	3,367,530	44%	2,820,178	40%
Gross Profit	4,319,687	56%	4,233,021	60%
Operating Expenses	975,365	12%	2,114,086	30%
Income from Operations	3,344,322	44%	2,118,935	30%
Other Income (Expenses), net	7,895	-%	(29,533)	-%
Income Tax Expense	464,204	6%	541,526	8%
Net Income	2,888,013	38%	1,547,876	22%

Net Sales

In the three months ended March 31, 2011, we had net sales of $7,687,217, an increase of 9% as compared with $7,053,199 in the same period of 2010.  This increase was primarily due to increased demand for our products as a result of our successful marketing and promotion strategies.

Cost of Goods Sold

Cost of goods sold consisted of cost of raw materials, workers’ salary, fuel and energy, workshop, etc. Cost of goods sold increased to $3,367,530 for the three months ended March 31, 2011, representing a 19% increase as compared with $2,820,178 for 2010 period. This increase was primarily due to an increase in sales and production volume; the cost of goods sold as a percentage to the sales was 44% for the three months ended March 31, 2011 period as compared to 40% for the same period of 2010.  The increase in cost of goods sold as a percentage to the sales was attributable to increased production related expenses, which was resulted from overall inflation in China.

Gross Profit

Gross profit increased 2% to $4,319,687 for the three months ended March 31, 2011 as compared to $4,233,021 for the same period of 2010. Our gross profit margin decreased from 60% for three months ended March 31, 2010 to 56% for the same period of 2011; the decrease in gross margin was a result of increased cost of goods sold.

Operating Expenses

               Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $975,365 for the three months ended March 31 2011, a decrease of 54% as compared to $2,114,086 for the same period of 2010. This decrease was primarily due to a recovery of bad debt allowance of approximately $0.28 million, while in the 2010 period, we had bad debt allowance provision of $1.63 million.

Other Income

Other income was $7,895 for the three months ended March 31, 2011, compared with other expenses of $29,533 for the same period of 2010, a decrease of $37,428.  The decrease in other expense was primarily due to decreased interest expense as a result of payment in full for all the short term loans.

Net Income

Net income was $2,888,013 for the three months ended March 31, 2011, an increase of 87% from $1,547,876 for the same period of 2010.  Our net profit margin increased 16% from 22% for the three months ended March 31, 2010 period to 38% for the three months ended March 31, 2011. This increase was primarily attributable to an increase in net sales, gross profit and decreased operating expenses resulted from recovery of bad debt allowance for approximately $0.28 million.

Liquidity and Capital Resources

Overview

We had net working capital of $24,059,944 at March 31, 2011, an increase of $3,503,133 over a net working capital of $20,556,811 at December 31, 2010. The ratio of current assets to current liabilities was 10.77:1 at March 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$4,712,966	$1,341,061
Investing Activities	-	3,872
Financing Activities	-	(2,493,692)

Net cash provided by operating activities

Net cash provided by operating activities was $4,712,966 for  the three months ended March 31, 2011, an increase of $ 3,371,905 or 251% from $1,341,061 cash provided for the same period of 2010. The increase in cash inflow was primarily attributable to an increase in net income and decreased inventory on hand and decreased other receivables and account receivable outstanding.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2011, compared with $3,872 cash provided by investing activities for same period of 2010. We had no investing activity for the three months ended March 31, 2011, while we had construction in progress in the same period of 2011.

Net cash used in financing activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2011, compared to $2,493,692 cash used in financing activity in the same period of 2010. We had no financing activity in the 2011 period, while we had paid off $2,493,692 short term loan in the same period of 2010.

 Contractual Obligations and Off-Balance Sheet Arrangements

We have certain fixed contractual obligations and commitments that may include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

                We signed a contact with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4,570,000 (RMB 30 million). As of March 31, 2011, we paid $3,817,186 (RMB 25,027,000), and the remaining $755,000 (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine.

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

New Accounting Pronouncements

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Guozhu Wang, the Company’s Chief Executive Officer (“CEO”), and Tao Lei, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective.  The Company’s material weakness in its internal control over financial reporting is related to the lack of accounting personnel with U.S. GAAP proficiency.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.  Therefore, management believes that the consolidated financial statements and other information presented herewith are materially correct.  Management believes that the weakness did not have any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On March 11, 2011, the Company filed its Answer and Counterclaims.  ValueRich has filed its Reply to the Company’s Counterclaims.  As this matter is at its inception, it is difficult to estimate the likelihood of an adverse award.  The Company’s management has indicated that it intends to vigorously defend the claim.  No arbitration hearing dates have yet been scheduled.

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

CHINA PHARMACEUTICALS, INC.

Dated: May 20, 2011	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Dated: May 20, 2011	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer