Form 10-Q
period 2011-06-30
China Pharmaceuticals Inc
filed 2011-08-22
CIK 1341808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,237,972 shares of common stock, $.001 par value, were outstanding as of August 8, 2011.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, AND DECEMBER 31, 2010

	2011 (Unaudited)	2010 (Audited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$15,294,247	$4,729,149
Accounts receivable	8,914,548	12,673,111
Inventory	301,151	1,019,393
Deposits and other receivables	6,731,264	4,374,525
Trade deposits paid	112,992	-
Due from officer	-	5,587

Total current assets	31,354,201	22,801,765

NONCURRENT ASSETS
Property and equipment, net	13,651,229	14,173,718
Intangible assets	7,533,946	7,802,346

Total noncurrent assets	21,185,176	21,976,064

TOTAL ASSETS	$52,539,377	$44,777,829

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$556,167	$446,462
Accrued liabilities and other payables	974,292	952,651
Due to shareholder	650,100	-
Value-added tax payable	438,304	435,614
Income tax payable	608,379	410,227

Total current liabilities	3,227,242	2,244,954

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 150,000,000 shares authorized, 75,237,972 and 68,397,972 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	75,238	68,398
Paid in capital	16,231,557	11,381,997
Statutory reserve	3,587,085	3,274,593
Accumulated other comprehensive income	1,260,673	704,301
Retained earnings	28,157,582	27,103,586

Total stockholders' equity	49,312,135	42,532,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,539,377	$44,777,829

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	(UNAUDITED)		(UNAUDITED)

	2011	2010	2011	2010

Net sales	$15,719,018	$17,500,787	$8,031,801	$10,447,588

Cost of goods sold	6,599,121	7,186,768	3,231,591	4,366,590

Gross profit	9,119,897	10,314,019	4,800,210	6,080,998

Operating expenses
Selling, general and administrative expenses	7,274,211	2,542,069	6,018,343	2,059,589
(Recovery) / reserve of bad debt allowance	(564,616)	200,950	(284,113)	(2,334,345)
			-	-
Total operating expenses (income)	6,709,595	2,743,019	5,734,230	(274,756)

Income (loss) from operations	2,410,302	7,571,000	(934,020)	6,355,754

Non-operating income (expenses)
Interest income	27,505	7,876	17,617	7,756
Interest expense	-	(29,324)	-	(29,324)
Financial expense	(343)	(405)	(1)	29,248
Other income	(1,906)	-	(255)	-
			-	-
Total non-operating income (expenses), net	25,256	(21,853)	17,361	7,680
			-	-
Income before income tax	2,435,558	7,549,147	(916,659)	6,363,434

Income tax	1,069,107	1,533,594	604,903	992,068
			-	-
Net income (loss)	1,366,451	6,015,553	(1,521,562)	5,371,366

Other comprehensive item
Foreign currency translation	943,217	92,347	722,018	110,631

Comprehensive Income (loss)	$2,309,668	$6,107,900	$(799,544)	$5,481,997

Weighted average common shares outstanding
Basic	71,081,066	62,627,548	73,734,675	64,918,518
				-
Diluted	72,610,450	63,647,604	75,171,327	67,147,042

Basic earnings per share	$0.02	$0.10	$(0.02)	$0.08

Diluted earnings per share	$0.02	$0.09	$(0.02)	$0.08

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,366,451	$6,015,553
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery of bad debt allowance	(564,616)	200,950
Stock based compensation expense	-	1,152,631
Stock based compensation expense-employees	4,856,400	-
Loss on assets disposed	1,662	-
Depreciation and amortization	789,335	457,439
(Increase) decrease in current assets:
Accounts receivable	4,575,994	(8,768,573)
Inventory	734,159	(1,190,115)
Deposits and other receivables	(2,224,989)	98,660
Trade deposit paid	(111,792)	2,895,925
Increase (decrease) in current liabilities:
Accounts payable	98,226	662,820
Trade deposit received	-	(79,534)
Accrued liabilities and other payables	(595)	(311,700)
Taxes payable	179,170	390,746

Net cash provided by operating activities	9,699,405	1,524,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(3,948)

Net cash used in investing activities	-	(3,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholder	650,100	-
Warrants exercised	-	998,213
Repayment of short-term bank loans	-	(2,490,770)

Net cash provided by (used in) financing activities	650,100	(1,492,557)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	215,593	25,999

NET INCREASE IN CASH & CASH EQUIVALENTS	10,565,098	54,296

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,729,149	6,685,630

CASH & CASH EQUIVALENTS, END OF PERIOD	$15,294,247	$6,739,926

Supplemental Cash flow data:
Income tax paid	$882,536	$1,192,262
Interest paid	$-	$28,753

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

On April 21, 2011, the Company issued 1,140,000 shares of its common stock to its employees with respect to its 2011 Incentive Stock Plan. The shares outstanding after issuance were 12,539,662.

On June 7, 2011, the Company effected a 6 for 1 split of authorized, issued and outstanding shares of common stock of the Company without changing the par value of the stock. The shares outstanding before split were 12,539,662 shares; the shares outstanding after split were 75,237,972.  Shares after split were retroactively restated from beginning of the period for all the periods presented.

The shares outstanding are presented as following:
		5 for 6 Reverse Split at	1 for 3 reverse split at	6 for 1split at
		June 8, 2010	September 10, 2010	June 7, 2011
Prior to reverse merger	4,850,014	4,041,678	1,347,226
Issued in connection with Reverse merger February 12, 2010	33,600,000	28,000,000	9,333,333
	38,450,014	32,041,678	10,680,559
Warrants exercised	1,200,000	1,000,000	333,333
Balance prior to 5 for 6 Reverse Split	39,650,014
Balance after 5 for 6 Reverse Split		33,041,678
Stock issued for services on August 23, 2010			385,769
Balance prior to 1 for 3 reverse split

Balance at March 31, 2011 and December 31, 2010			11,399,662
Stock issued for employees			1,140,000
Balance prior to 6 for 1split			12,539,662
Balance at June 30, 2011				75,237,972

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the six months ended June 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income (loss) was $943,217 and $92,347 respectively. For the three months ended June 30, 2011 and 2010, the foreign currency translation adjustment to the Company’s comprehensive income (loss) was $722,018 and 110,631 respectively.

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

There were no loss contingencies at June 30, 2011.

Cash

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2010. The allowance for doubtful account as June 30, 2011 and December 31, 2010 was $570,680 and $1,115,319, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Costs that are capitalized to inventory primarily include direct manufacturing overhead such as labor costs and packing materials. As of June 30, 2011 and December 31, 2010, inventories consisted of the following:

	2011	2010

Raw materials	$191,506	$909,240
Finished goods	109,645	110,153
	$301,151	$1,019,393

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

Property, Plant & Equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	2011	2010
Building and improvements	$8,866,674	$8,866,674
Machinery	6,812,297	6,812,716
Fixture, furniture and equipment	831,119	867,416
Motor vehicles	111,834	111,834
	16,621,924	16,658,640
Less: Accumulated depreciation	(2,970,695)	(2,484,922)
	$13,651,229	$14,173,718

Depreciation expense for the six months ended June 30, 2011 and 2010 was approximately $520,837 and $ 206,467, respectively. Depreciation expense for the three months ended June 30, 2011 and 2010 was approximately $261,925 and $ 103,521, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to fifty years. Management evaluates the recoverability of intangible assets at least annually and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use right purchased in 2003 will expire in 2053. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	20 years

 As of June 30, 2011 and December 31, 2010, the components of intangible assets were as follows:

	2011	2010

Land use right	$1,058,965	$1,058,965
Proprietary technologies	8,965,538	8,965,538
	10,024,503	10,024,503
Less: Accumulated amortization	(1,753,242)	(1,484,842)
	8,271,261	8,539,661
Less: Impairment	(737,315)	(737,315)
	$7,533,946	$7,802,346

Amortization expense for the six months ended June 30, 2011 and 2010 was $268,400 and $250,987, respectively. Amortization expense for the three months ended June 30, 2011 and 2010 was $135,042 and $123,861, respectively. The estimated future yearly amortization expenses related to intangible asset as of June 30, 2011 are as follows:

2011	$540,000
2012	540,000
2013	540,000
2014	540,000
2015	540,000
Thereafter	$4,833,946

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

As of June 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. There was no unearned revenue at June 30, 2011 and December 31, 2010.

The Company has one revenue source from manufacturing and selling the pharmaceutical products, and does not allow its customers to return products. The Company’s customers can exchange products only if they are damaged in transportation.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  There was no advertising expense incurred for the six and three months ended June 30, 2011 and 2010.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2011 and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2010 and prior years or in computing its tax provision for 2010.

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

The following table presents a reconciliation of basic and diluted earnings per share for the six months ended June 30, 2011 and 2010:

	2011	2010
Net income	$1,366,451	$6,015,553
Weighted average shares outstanding - basic	71,081,066	62,627,548
Effect of dilutive securities:
Warrants issued	1,529,384	1,020,056
Weighted average shares outstanding – diluted	72,610,450	63,647,604
Earnings per share – basic	$0.02	$0.10
Earnings per share – diluted	$0.02	$0.09

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended June 30, 2011 and 2010:

	2011	2010
Net income (loss)	$(1,521,562)	$5,371,366
Weighted average shares outstanding - basic	73,734,675	64,918,518
Effect of dilutive securities:
Warrants issued	1,436,652	2,228,524
Weighted average shares outstanding – diluted	75,171,327	67,147,042
Earnings per share – basic	$(0.02)	$0.08
Earnings per share – diluted	$(0.02)	$0.08

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

The Company also develops new products through arrangements and corporation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets.   There was no Research and Development expense in the six and three months ended June 30, 2011 and 2010.

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

New Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

Note 3– DEPOSITS AND OTHER RECEIVABLES

At June 30, 2011 and  December 31, 2010, the Company had deposits and other receivables of $6,731,264 and $4,374,525, respectively, mainly including $2,781,383 (RMB 18,000,000) prepaid advertising and promotion fee which are amortized over 6 months contract period beginning July 1, 2011, and $3,867,204 (RMB 25,027,000) prepayment for purchasing two patents of medicine formulation from Xi’an Keli, a local pharmaceutical company (see Note 7).

Note 4 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Accrued salaries	$7,575	$5,122
Accrued welfare	34,084	33,799
Other payables	28,503	20,463
Accrued expense	888,991	877,733
Other levies	15,139	15,534
Total	$974,292	$952,651

Note 5 – DUE TO SHAREHOLDER

As of June 30, 2011, the Company had a short-term loan of $650,100 from its shareholder for the Company’s capital needs; this loan bore no interest and payable upon demand.

Note 6 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 7 – COMMITMENTS

 Purchasing Agreement

The Company signed a contact with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4,530,000 (RMB 30 million). As of June 30, 2011, the Company paid $3,867,204 (RMB 25,027,000), and the remaining $763,000 (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine.

Employment Agreements

Through our wholly-owned subsidiary, China Qinba Pharmaceuticals, Inc., the Company has executed employment agreements with each of our executive officers, specifically, Guozhu Wang, Chief Executive Officer; Guiping Zhang, President and Teo Lei, Chief Financial Officer. Each employment agreement has a term of two years.

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

Note 8 – INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Pharmaceuticals, Inc., the parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. China Pharmaceuticals has net operating loss carry forwards for income taxes of approximately $4.85 million at June 30, 2011, which may be available to reduce future years’ taxable income; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to China Pharmaceuticals’ limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

The Company’s Chinese subsidiary (WOFE) and VIE were incorporated in the PRC which is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007.  Starting from 2008, the Enterprise Income Tax (EIT) was at a statutory rate of 15%.  The Company recorded $1,069,107 and $1,533,594 for income tax for the six months ended June 30, 2011 and 2010. The Company recorded $604,903, and $ 992,068 for income tax for the three months ended June 30, 2011 and 2010.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the six months ended June 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(26.9)%	(10.4)%
Effect of tax holiday	(30.3)%	(11.5)%
Others	(1.6)%	3.0%
Valuation allowance	68.8%	5.2%
Tax per financial statements	43.9%	20.3%

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended June 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	38.7)%	(10.6)%
Effect of tax holiday	43.1%	(11.8)%
Others	(1.4)%	(2.2)%
Valuation allowance	(180.3)%	6.2%
Tax per financial statements	(66.0)%	15.6%

Note 9 – MAJOR CUSTOMERS AND CREDIT RISK

For the six months ended June 30, 2011, no customer accounted for 10% or more of the Company’s sales. For the six months ended June 30, 2010, one customer accounted for  14% of the Company’s sales. For the three months ended June 30, 2011, no customer accounted for 10% or more of the Company’s sales. For the three months ended June 30, 2010, two customers accounted for 15% and 11% of the Company’s sales, respectively.

Three vendors provided 24%, 17% and 12% of the Company’s purchases of raw materials for the six months ended June 30, 2011; two vendors provided 24% and 12% of the Company’s purchase of raw materials for the six months ended June 30, 2010.  Three vendors provided 23%, 19% and 14% of the Company’s purchases of raw materials for the three months ended June 30, 2011; two vendors provided  19% and 13% of the Company’s purchase of raw materials for the three months ended June 30, 2010.

At June 30, 2011 and December 31, 2010, the total payable due to these vendors was approximately $47,233, and $79,500, respectively.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of   June 30, 2011 and December 31, 2010, the Company had allocated $ 3,587,085 and $3,274,593   to these non-distributable reserve funds.

Note 11 – STOCK-BASED COMPENSATION PLAN

On December 17, 2009, China Qinba entered into a Shell Referral agreement with Dragon Link Investments, Ltd (Dragon Link) for Dragon Link to identify and refer a public shell company to the Company to consummate a reverse merger in the US. As consideration for the services provided by Dragon Link (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and Dragon Link), China Qinba agreed to issue to Dragon Link warrants to acquire 1,200,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently changed to 2,000,000 shares post reverse split), with registration rights, and exercisable at a price of $0.50 per post-split share within three years after the control acquisition or merger by China Qinba with a public company identified by Dragon Link .  The warrants will expire on February 11, 2013. The fair value of the warrants at issuing date was $701,058. The warrants were fully exercised in May of 2010.  The Company received $1 million proceeds from exercise of the warrants.

On January 5, 2010, China Qinba entered into an agreement with IFG Investments Services, Inc. (IFG) to obtain certain consulting services including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested. In consideration for the consulting services to be performed by IFG (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and IFG), China Qinba agreed to issue to IFG warrants to acquire 1,800,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently changed to 3,000,000 shares post stock split), with registration rights, exercisable at $0.50 per post-split share within three years after the closing of the control acquisition or merger by China Qinba with public company.  The warrants will expire on February 11, 2013.  The warrants were vested immediately.  The fair value of the warrants at issuing date was $1,051,588.

On January 27, 2010, China Qinba entered into an investor relations agreement with HACG Investor Relations Services, Inc. (HACG), to obtain certain public company sector services, including advising on and with respect to investor relations. The term of the contract expires January 31, 2011.  As consideration for the services to be performed by HACG (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and HACG), China Qinba agreed to issue to HACG warrants to acquire 1,200,000 shares of the Company’s common stock, subject to adjustment for any forward or reverse splits (and subsequently changed to 2,000,000 shares post stock split), with registration rights, exercisable at $0.50 per post-split share until January 31, 2013. The warrants were vested immediately.  The fair value of the warrants at issuing date was $469,976.

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

The following table summarizes activities of these warrants (post stock split) for the six months ended June 30, 2011:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Exercisable at January 1, 2010	-
Cancelled	-	-	-
Granted	7,000,000	0.50	3.00
Exercised	(2,000,000)	0.50	-
Outstanding at December 31, 2010	5,000,000	0.50	2.11
Exercisable at December 31, 2010	5,000,000	0.50	2.11
Granted
Exercised			-
Outstanding at March 31, 2011	5,000,000	0.50	1.86
Exercisable at March 31, 2011	5,000,000	0.50	1.86
Granted
Exercised			-
Outstanding at June 30, 2011	5,000,000	$0.50	1.61
Exercisable at June 30, 2011	5,000,000	$0.50	1.61

On April 21, 2011, the Company issued 1,140,000 (pre-forward split of 6 for 1) shares of its common stock to its employees with respect to its 2011 Incentive Stock Plan. The Company recorded $4,856,400 as general and administrative expenses.

Note 12 - CONTINGENCY

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

Note 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 14 – SUBSEQUENT EVENTS

For the six months ended June 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the six months ended June 30, 2011 and 2010 indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	15,719,018		17,500,787
Cost of Goods Sold	6,599,121	42%	7,186,768	41%
Gross Profit	9,119,897	58%	10,314,019	59%
Operating Expenses	6,709,595	43%	2,743,019	16%
Income from Operations	2,410,302	15%	7,571,000	43%
Other Income (Expenses), net	25,256	-%	(21,853)	-%
Income Tax Expense	1,069,107	7%	1,533,593	9%
Net Income	1,366,451	8%	6,015,553	34%

Net Sales

In the six months ended June 30, 2011, we had net sales of $15,719,018, a decrease of 10% as compared with $17,500,787 in the same period of 2010.  This decrease was primarily due to decreased production volume in second quarter as a result of the longer process of our GMP qualification and satisfaction.

Cost of Goods Sold

Cost of goods sold consisted of cost of raw materials, workers’ salary, fuel and energy, workshop, etc. Cost of goods sold decreased to $6,599,121for the six months ended June 30, 2011, representing a 8% decrease as compared with $7,186,768 for 2010 period. This decrease was primarily due to a decrease in sales and production volume; the cost of goods sold as a percentage to the sales was 42% for the six months ended June 30, 2011 period as compared to 41% for the same period of 2010.  The slight increase in cost of goods sold as a percentage to the sales was attributable to increased production related expenses, which was resulted from overall inflation in China.

Gross Profit

Gross profit decreased 12% to $9,119,897 for the six months ended June 30, 2011 as compared to $10,314,019 for the same period of 2010. Our gross profit margin decreased from 59% for six months ended June 30, 2010 to 58% for the same period of 2011.  The decrease in gross margin was a result of increased cost of goods sold as a percentage to sales.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $6,709,595 for the six months ended June 30, 2011, an increase of 145% as compared to $2,743,019 for the same period of 2010. This increase was primarily due to stock compensation expenses of $4,856,400 for 1,140,000 shares (pre-forward stock split of 6 for 1)  issued to its employees as a result of employee incentive plan effective in the second quarter of 2011, despite a recovery of bad debt allowance of approximately $0.56 million, while in the 2010 period, we had bad debt allowance provision of $0.20 million.

Other Income

Other income was $25,256 for the six months ended June 30, 2011, compared with other expenses of $21,853 for the same period of 2010, an increase of $47,109.  The decrease in other expense was primarily due to increased interest income and decreased interest expense as a result of payment in full for all the short term loans.

Net Income

Net income was $1,366,451 for the six months ended June 30, 2011, a decrease of 77% from $6,015,553 for the same period of 2010.  Our net profit margin decreased 25% from 34% for the six months ended June 30, 2010 period to 9% for the six months ended June 30, 2011. This decrease was primarily attributable to an increase in operating expenses, and decreased sales and gross profit.

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the three months ended June 30, 2011 and 2010 indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	8,031,801		10,447,588
Cost of Goods Sold	3,231,591	40%	4,366,590	42%
Gross Profit	4,800,210	60%	6,080,998	58%
Operating Expenses	5,734,230	71%	(274,756)	(3)%
Income from Operations	(934,020)	(11)%	6,355,754	61%
Other Income (Expenses), net	17,361	-%	7,680	-%
Income Tax Expense	604,903	8%	992,068	10%
Net Income	(1,521,562)	(19)%	5,371,366	51%

Net Sales

In the three months ended June 30, 2011, we had net sales of $8,031,801, a decrease of 23% as compared with $10,447,588 in the same period of 2010.  This decrease was primarily due to decreased production volume in second quarter as a result of longer process of GMP qualification and satisfaction.

Cost of Goods Sold

Cost of goods sold consisted of cost of raw materials, workers’ salary, fuel and energy, workshop, etc. Cost of goods sold decreased to $3,231,591 for the three months ended June 30, 2011, representing a 26% decrease as compared with $4,366,590 for 2010 period. This decrease was primarily due to a decrease in sales and production volume; the cost of goods sold as a percentage to the sales was 40% for the three months ended June 30, 2011 period as compared to 42% for the same period of 2010.  The decrease in cost of goods sold as a percentage to the sales was attributable to our higher raise of our products’ selling price comparing with our increased raw material cost, which was resulted from overall inflation in China.

Gross Profit

Gross profit decreased 21% to $4,800,210 for the three months ended June 30, 2011 as compared to $6,080,998 for the same period of 2010. Our gross profit margin increased from 58% for three months ended June 30, 2010 to 60% for the same period of 2011; the increase in gross margin was a result of decreased cost of goods sold as a percentage to sales as a result of increased selling price of our products.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $5,734,230 for the three months ended June 30, 2011, an increase of 2,187% as compared to $(274,756) for the same period of 2010. This increase was primarily due to stock compensation expenses of $4,856,400 as a result of 1,140,000 shares (pre-forward stock split of 6 for 1) issued to employees according to our employee incentive plan effective in the second quarter of 2011and increased products promotion expenses, despite a recovery of bad debt allowance of approximately $0.28 million, while in the 2010 period, we had a recovery of bad debt allowance provision of $2.33 million.

Other Income

Other income was $17,361 for the three months ended June 30, 2011, compared with other income of $7,680 for the same period of 2010, an increase of $9,681.  The increase in other income was primarily due to increased interest income.

Net Income

Net loss was $1,521,562 for the three months ended June 30, 2011, a decrease of 128% from net income of $5,371,366 for the same period of 2010.  Our net profit margin decreased 70% from 51% for the three months ended June 30, 2010 period to (19)% for the three months ended June 30, 2011. This decrease was primarily attributable to significant increase of operating expense in the second quarter of 2011 as a result of employee stock based compensation expenses, decreased sales and gross profit.

Liquidity and Capital Resources

Overview

We had net working capital of $28,126,959 at June 30, 2011, an increase of $7,570,148 over a net working capital of $20,556,811 at December 31, 2010. The ratio of current assets to current liabilities was 9.72:1 at June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$9,699,405	$1,524,802
Investing Activities	-	(3,948)
Financing Activities	650,100	(1,492,557)

Net cash provided by operating activities

Net cash provided by operating activities was $9,699,405 for the six months ended June 30, 2011, an increase of $ 8,174,603 or 536% from $1,524,802 cash provided for the same period of 2010. The increase in cash inflow was primarily attributable to decreased inventory on hand and timely collection on account receivable, despite decreased net income and increased prepayment on advertising and products promotion.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2011, compared with $3,948 cash used in investing activities for same period of 2010. We had no investing activity for the six months ended June 30, 2011, while we spent $3,948 on fixed assets purchase in the same period of 2011.

Net cash used in financing activities

Net cash provided by financing activities was $650,100 for the six months ended June 30, 2011, compared to $1,492,557 cash used in financing activity in the same period of 2010. We had $650,100 short-term advance from a shareholder in the 2011 period, while we had paid off $2,493,692 short term loan and $998,213 cash inflow from warrants exercised in the same period of 2010.

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

We signed a contact with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4,640,000 (RMB 30 million). As of June 30, 2011, we paid $3,867,204 (RMB 25,027,000), and the remaining $773,000 (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine.

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

The Company operates in China and as such, the Company’s business activities, financial position and operational results will be affected by PRC politics, economic and legal environments and also affected by the overall economic situation of China.  The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues etc. that are related to China politics.

New Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

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

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On March 11, 2011, the Company filed its Answer and Counterclaims.  ValueRich has filed its Reply to the Company’s Counterclaims.  The arbitration hearing is scheduled to commence on December 6, 2011 in Florida.  As this matter is at its inception, it is difficult to estimate the likelihood of an adverse award.  The Company’s management has indicated that it intends to vigorously defend the claim.

We know of no other material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation

Item 1A.	Risk Factors.

N/A.

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds.

              None.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

              None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.*
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.*
10.1	Voting Proxy Agreement, dated October 28, 2008, by and between Xi’an Pharmaceuticals Development Co., Ltd and Xi’an Qinba Pharmaceuticals Co., Ltd.

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMACEUTICALS, INC.

Dated: August 22, 2011	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Dated: August 22, 2011	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer