Form 10-K/A
period 2010-12-31
China Pharmaceuticals Inc
filed 2011-09-01
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of China Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to:

●	revise its disclosure in Item 9A. Controls and Procedures; and
●	to file Exhibits 10.22-10.25, which were inadvertently omitted from the Original Filing.

In connection with filing this Amendment No. 1, the Company is also filing currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended. Except as described above, no other amendments are being made to the Original Filing. This Amendment No.1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

●
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

●
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

●
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

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s  CEO and CFO (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness (see Management’s Report on Internal Control over Financial Reporting below) and concluded that the Company’s disclosure controls and procedures were not effective.  The Company’s material weakness in its internal control over financial reporting is related to the lack of accounting personnel with U.S. GAAP proficiency.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.

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

2.2	Share Exchange Agreement between Allstar Restaurants and Terry Bowering dated February 12, 2010 (1)
3.1	Charter and Articles of Incorporation of Allstar Restaurants. (1)
3.2	Amended Articles of Incorporation of Allstar Restaurants (1)
3.3	Amended Articles of Incorporation of Allstar Restaurants (Name Change) (1)
3. 4	Articles of Merger of Allstar Restaurants and China Pharmaceuticals, Inc. (6)
3. 5	Certificate of Change to the Articles of Incorporation of China Pharmaceuticals, Inc. (4)
10.1	Medical Materials Contract – Xi’an Tianyi Biotechnology Co. Ltd, (1)
10.2	Medicine Packaging Material Contract – Shaanxi Daxin Plastics Co. Ltd. (1)
10.3	Medicine Materials Contract – Shaanxi Qiangli Technology Co. Ltd. (1)
10.4	Employment Agreement with Tao Lei, Chief Financial Officer (1)
10.5	Employment Agreement with Gouzhu Wang, Chief Executive Officer (1)
10.6	Employment Agreement with Guiping Zhang, President (1)
10.7	Warrant Placement Agreement – IFG Investments Services, Inc. (1)
10.8	Warrant Placement Agreement – HACG Investor Relations Services Inc. (1)
10.9	Warrant Placement Agreement – Dragon Link Investments Ltd. (1)
10.10	Consulting Agreement IFG Investment Services, Inc. January 5, 2010 (1)
10.11	Investor Relations Agreement HACG Investor Relations Services Inc. January 27, 2010 (1)
10.12	Referral Agreement Dragon Link Investments Ltd. December 17, 2009 (1)
10.13	Agreement on Entrustment for Operation and Management (1)
10.14	Agreement on Share Pledge (1)
10.15	Exclusive Option Agreement (1)
10.16	Current Fund Loan Agreement, dated January 20, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.17	Current Fund Loan Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.18
Mortgage & Guarantee & Borrowing Contract, dated April 28, 2007, and extension agreement dated April 6, 2009, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd. (3)

10.19	Mortgage & Guarantee & Borrowing Contract, dated July 9, 2008, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.20	Factoring Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.21	Shareholder Voting Proxy Agreement (5)
10.22	Purchase Contract of Medicine Packaging Materials with Shaanxi Daxin Plastics Co, Ltd. *
10.23	Drug Procurement Contract with Shaanxi Qiangli Technology Co., Ltd. *
10.24	Drug Procurement Contract with Xi’an Tianyi Biotechnology Co., Ltd *
10.25	The Consulting Agreement between ValueRich Inc. and Xi’an Qin Ba Pharmacy Co Ltd.* (7)
10.26	The Letter Agreement, dated January 19, 2010, by and between the Company and Michael Segal .(5)
14.1	Code of Ethics (2)
16.1	Allstar Letter to HJ & Associates – Termination Letter (1)
16.2	HJ & Associates Letter – Item 4.01 (1)
21.1	List of Subsidiaries (5)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed herewith.

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on February 19, 2010.
(2)	Incorporated by reference to the exhibit to our Annual Report on Form 10-KSB filed with the SEC on July 1, 2008.
(3)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on April 15, 2010
(4)	Incorporated by reference to the exhibit to our Current Report of Form 8-K filed with the SEC on September 17, 2010.
(5)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K for the fiscal year ended December, 31, 2010, filed with the SEC on April 15, 2011.
(6)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on April 1, 2010.
(7)	The Consulting Agreement between ValueRich Inc. and Xi’an Qin Ba Pharmacy Co Ltd. was initially filed with the SEC as Exhibit 10.18 to Amendment No. 1 to Form S-1 of China Qinba Pharmaceuticals, Inc. on June 18, 2009, but a complete copy of the agreement is being filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September 1, 2011
CHINA PHARMACEUTICALS, INC.

By:	/s/ Guozhu Wang
Guozhu Wang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Guozhu Wang	Chief Executive Officer and Director (principal executive officer)	September 1, 2011
Guozhu Wang

/s/ Tao Lei	Chief Financial Officer (principal financial and accounting officer)	September 1, 2011
Tao Lei

/s/ Guiping Zhang	President and Director	September 1, 2011
Guiping Zhang

/s/ Zaizhi Cheng	Director	September 1, 2011
Zaizhi Cheng

/s/ Michael Segal	Director	September 1, 2011
Michael Segal

/s/ Xiaogang Zhu	Director	September 1 , 2011
Xiaogang Zhu