Form 10-Q/A
period 2011-06-30
China Pharmaceuticals Inc
filed 2011-09-16
CIK 1341808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1 to
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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

* Previously filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed with the SEC on August 22, 2011.

** Attached as Exhibits 101 to this Amendment No. 1 to the Form 10-Q are the following financial statements from the Company’s Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

The XBRL related information in Exhibit 101 to this Amendment No. 1 to the Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMACEUTICALS, INC.

Dated: September 16, 2011	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Dated: September 16, 2011	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer

4