Form 10-Q
period 2011-09-30
China Pharmaceuticals Inc
filed 2011-11-21
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,237,972 shares of common stock, $.001 par value, were outstanding as of November 21, 2011.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	Notes	2011 (Unaudited)	2010 (Audited)
ASSETS

CURRENT ASSETS
Cash & equivalents		$17,813,144	$4,729,149
Accounts receivable	2	8,535,343	12,673,111
Inventory	2	376,362	1,019,393
Deposits and other receivables	3	1,602,276	599,630
Trade deposits paid		58,470	-
Due from officer		-	5,587

Total current assets		28,385,595	19,026,870

NONCURRENT ASSETS
Prepayment for patents		3,933,972	3,774,895
Property and equipment, net	2	16,065,105	14,173,718
Intangible assets	2	8,601,541	7,802,346

Total noncurrent assets		28,600,618	25,750,959

TOTAL ASSETS		$56,986,213	$44,777,829

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$383,890	$446,462
Accrued liabilities and other payables	4	1,049,355	952,651
Due to shareholder	5	650,100	-
Value-added tax payable		382,671	435,614
Income tax payable		155,016	410,227

Total current liabilities		2,621,032	2,244,954

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 150,000,000 shares authorized, 75,237,972 and 68,397,972 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively		75,238	68,398
Paid in capital		16,231,557	11,381,997
Statutory reserve		3,589,182	3,274,593
Accumulated other comprehensive income		5,551,467	704,301
Retained earnings		28,917,737	27,103,586

Total stockholders' equity		54,365,181	42,532,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$56,986,213	$44,777,829

			-

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	(UNAUDITED)		(UNAUDITED)

	2011	2010	2011	2010

Net sales	$21,845,931	$25,385,668	$6,126,913	$7,884,881

Cost of goods sold	9,242,926	10,380,853	2,643,805	3,194,085

Gross profit	12,603,005	15,004,815	3,483,108	4,690,796

Operating expenses
Selling, general and administrative expenses	10,093,143	6,543,109	2,818,932	4,001,040
(Recovery) / reserve of bad debt allowance	(582,781)	(413,061)	(18,165)	(614,011)
			-	-
Total operating expenses	9,510,362	6,130,048	2,800,767	3,387,029

Income from operations	3,092,643	8,874,767	682,341	1,303,767

Non-operating income (expenses)
Interest income	70,567	14,035	43,062	6,159
Interest expense	-	(29,403)	-	(79)
Financial expense	(448)	(433)	(105)	(28)
Other income	(1,919)	-	(13)	-
			-	-
Total non-operating income (expenses), net	68,200	(15,801)	42,944	6,052
			-	-
Income before income tax	3,160,843	8,858,966	725,285	1,309,819

Income tax	1,118,285	1,891,410	49,178	357,816
			-	-
Net income	2,042,558	6,967,556	676,107	952,003

Other comprehensive item
Foreign currency translation	4,847,166	394,471	3,903,949	302,124

Comprehensive Income	$6,889,724	$7,362,027	$4,580,056	$1,254,127

Weighted average common shares outstanding
Basic	72,481,928	64,122,801	75,237,972	67,064,548

Diluted	74,615,810	65,847,973	78,106,344	70,998,472

Basic earnings per share	$0.03	$0.11	$0.01	$0.01

Diluted earnings per share	$0.03	$0.11	$0.01	$0.01

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,042,558	$6,967,556
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery of bad debt allowance	(582,781)	(413,061)
Stock based compensation expense	4,856,400	2,222,622
Loss on assets disposed	1,673	-
Depreciation and amortization	1,180,675	686,727
(Increase) decrease in current assets:
Accounts receivable	5,152,070	(11,273,633)
Inventory	670,934	(811,068)
Deposits and other receivables	(950,232)	112,358
Trade deposit paid	(57,187)	2,996,099
Increase (decrease) in current liabilities:
Accounts payable	(79,600)	355,234
Trade deposit received	-	(84,007)
Accrued liabilities and other payables	55,317	178,410
Taxes payable	(336,253)	74,118

Net cash provided by operating activities	11,953,574	1,011,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for patents	-	(1,105,806)
Acquisition of property & equipment	-	(8,155)

Net cash used in investing activities	-	(1,113,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholder	650,100	-
Issuance of common stock	-	789,775
Warrants exercised	-	992,189
Repayment of short-term bank loans	-	(2,497,502)

Net cash provided by (used in) financing activities	650,100	(715,538)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	480,321	102,766

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	13,083,995	(715,378)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,729,149	6,685,630

CASH & CASH EQUIVALENTS, END OF PERIOD	$17,813,144	$5,970,252

Supplemental Cash flow data:
Income tax paid	$1,384,803	$1,974,895
Interest paid	$-	$28,830

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

These contractual arrangements completed on October 28, 2008 provide that WOFE has controlling interest in Xi’an Qinba as defined by FASB Accounting Standards Codification (“ASC”) 810, Consolidation, Section 10-15, “Variable Interest Entities” (“VIE”), which requires WOFE to consolidate the financial statements of Xi’an Qinba and ultimately consolidate with its parent company, China Qinba (see Note 2, “Principles of Consolidation”). The WOFE, as an entity that consolidates a Variable Interest Entity is called the primary beneficiary of the VIE. Accordingly the WOFE is the primary beneficiary of Xian Qinba.

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

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary and VIE, for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. An enterprise should consolidate a VIE if it has variable interest that provide it with a controlling financial interest as evidenced by (a) the power to direct the activities of the VIE that most significantly impact its economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

In determining that Xi’an Qinba is a VIE and that Xi’an Pharmaceuticals is the primary beneficiary of Xi’an Qinba, the Company considered the following indicators, among others:

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

●
Xi’an Pharmaceuticals should be paid a management fee equal to 100% of the earnings before tax.  If there are no earnings before taxes and other cash expenses, then no fee shall be paid.  If Xi’an Qinba sustains losses, they will be carried over to the next period and deducted from the next management fee.  Xi’an Pharmaceuticals should assume all operation risks of Xi’an Qinba and bear all losses of Xi’an Qinba.  Therefore, Xi’an Pharmaceuticals is the primary beneficiary of Xi’an Qinba.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified recovery of bad debt allowance from other income to operating expenses for the nine months ended September 30, 2010; and prepayment for patents (non–current asset) from deposit (current asset) as of December 31, 2010.

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

There were no loss contingencies at September 30, 2011.

Cash

Cash and cash equivalents included cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of September 30, 2011. The allowance for doubtful account as September 30, 2011 and December 31, 2010 was $566,460 and $1,115,319, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Costs that are capitalized to inventory primarily include direct manufacturing overhead such as labor costs and packing materials.  There was no impairment of inventory for the nine months ended September 30, 2011. As of September 30, 2011 and December 31, 2010, inventories consisted of the following:

	2011	2010

Raw materials	$278,000	$909,240
Finished goods	98,362	110,153
	$376,362	$1,019,393

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

Property, Plant & Equipment consisted of the following as of September 30, 2011 and December 31, 2010:

	2011	2010
Building and improvements	$10,175,886	$8,866,674
Machinery	8,507,605	6,812,716
Fixture, furniture and equipment	921,115	867,416
Motor vehicles	149,279	111,834
	19,753,885	16,658,640
Less: Accumulated depreciation	(3,688,780)	(2,484,922)
	$16,065,105	$14,173,718

Depreciation expense for the nine months ended September 30, 2011 and 2010 was approximately $786,209 and $ 310,905, respectively. Depreciation expense for the three months ended September 30, 2011 and 2010 was approximately $265,371 and $ 104,438, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from twenty to fifty years. Management evaluates the recoverability of intangible assets at least annually and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use right purchased in 2003 will expire in 2053. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Proprietary technologies	20 years

As of September 30, 2011 and December 31, 2010, the components of intangible assets were as follows:

	2011	2010

Land use right	$1,361,996	$1,058,965
Proprietary technologies	10,093,621	8,965,538
	11,455,617	10,024,503
Less: Accumulated amortization	(2,061,684)	(1,484,842)
	9,393,933	8,539,661
Less: Impairment	(792,392)	(737,315)
	$8,601,541	$7,802,346

Amortization expense for the nine months ended September 30, 2011 and 2010 was $394,180 and $375,780, respectively. Amortization expense for the three months ended September 30, 2011 and 2010 was $125,780 and $124,793, respectively. The estimated future yearly amortization expenses related to intangible asset as of September 30, 2011 are as follows:

Year 1	$540,000
Year 2	540,000
Year 3	540,000
Year 4	540,000
Year 5	540,000
Thereafter	$5,901,541

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of September 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. There was no unearned revenue at September 30, 2011 and December 31, 2010.

The Company has one revenue source from manufacturing and selling the pharmaceutical products, and does not allow its customers to return products. The Company’s customers can exchange products only if they are damaged in transportation.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.  For the nine months ended September 30, 2011and 2010, the Company incurred approximately $1,154,000 and $1,100,000 advertising expense, respectively; for the three months ended September 30, 2011 and 2010, the Company incurred approximately $1,1540,000 and $1,100,000 advertising expense, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no deferred tax provision in 2011 and 2010.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2011 and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2010 and prior years or in computing its tax provision for 2010.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income, and foreign currency translation adjustments.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  The exchange rates used in translation from RMB to USD amount were published by People’s Bank of the People’s Republic of China.

	September 30, 2011	December 31, 2010
(Unaudited)
Balance sheet items, except for the registered and paid-up capital and retained earnings as of September 30, 2011 and December 31, 2010.	US$1=RMB6.3549	US$1=RMB6.6227

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Amounts included in the statements of operations, and statements of cash flow for the nine months ended September 30, 2011 and 2010.	US$1=RMB6.4975	US$1=RMB6.8068

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

The following table presents a reconciliation of basic and diluted earnings per share for the nine months ended September 30, 2011 and 2010:

	2011	2010
Net income	$2,042,558	$6,967,556
Weighted average shares outstanding - basic	72,481,928	64,122,801
Effect of dilutive securities:
Warrants issued	2,133,882	1,725,172
Weighted average shares outstanding – diluted	74,615,810	65,847,973
Earnings per share – basic	$0.03	$0.11
Earnings per share – diluted	$0.03	$0.11

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended September 30, 2011 and 2010:

	2011	2010
Net income (loss)	$676,107	$952,003
Weighted average shares outstanding - basic	75,237,972	67,064,548
Effect of dilutive securities:
Warrants issued	2,868,372	3,933,924
Weighted average shares outstanding – diluted	78,106,344	70,998,472
Earnings per share – basic	$0.01	$0.01
Earnings per share – diluted	$0.01	$0.01

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

The Company also develops new products through arrangements and corporation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets.   There was no Research and Development expense in the nine and three months ended September 30, 2011 and 2010.

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

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (ASC Topic 820), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company do not intend to adopt this ASU No. 2011-08 before September 15, 2011, and do not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 3– DEPOSITS AND OTHER RECEIVABLES

At September 30, 2011 and December 31, 2010, the Company had deposits and other receivables of $1,602,276 and $599,630, respectively, mainly including $1,573,589 (RMB 10,000,000) prepaid advertising and promotion fee which were amortized over 6 months contract period beginning July 1, 2011 .

Note 4 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Accrued salaries	$7,760	$5,122
Accrued welfare	28,506	33,799
Other payables	15,801	20,463
Accrued expense	983,991	877,733
Other levies	13,297	15,534
Total	$1,049,355	$952,651

Note 5 – DUE TO SHAREHOLDER

As of September 30, 2011, the Company had a short-term loan of $650,100 from its shareholder for the Company’s capital needs; this loan bore no interest and payable upon demand.

Note 6 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 7 – COMMITMENTS

Purchasing Agreement

The Company signed a contact with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4,721,000 (RMB 30 million). As of September 30, 2011, the Company paid $3,933,972 (RMB 25,000,000) as prepayment for patents, and the remaining $786,794 (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine.

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

China Pharmaceuticals, Inc., the parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. China Pharmaceuticals has net operating loss carry forwards for income taxes of approximately $4.85 million at September 30, 2011, which may be available to reduce future years’ taxable income; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to China Pharmaceuticals’ limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

The Company’s Chinese subsidiary (WOFE) and VIE were incorporated in the PRC which is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises). Currently the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007.  Starting from 2008, the Enterprise Income Tax (EIT) was at a statutory rate of 15%.  The Company recorded $1,118,285 and $1,891,410 for income tax for the nine months ended September 30, 2011 and 2010. The Company recorded $49,178, and $ 357,816 for income tax for the three months ended September 30, 2011 and 2010.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the nine months ended September 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(22.8)%	(11.3)%
Effect of tax holiday	(25.7)%	(12.5)%
Others	(3.1)%	2.6%
Valuation allowance	53.0%	8.5%
Tax per financial statements	35.4%	21.3%

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended September 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(16.3)%
Effect of tax holiday	(10.1)%	(18.2)%
Others	(8.4)%	-%
Valuation allowance	0.3%	27.8%
Tax per financial statements	6.8%	27.3%

Note 9 – MAJOR CUSTOMERS AND CREDIT RISK

For the nine months ended September 30, 2011, no customer accounted for 10% or more of the Company’s sales. For the nine months ended September 30, 2010, one customer accounted for  12% of the Company’s sales. For the three months ended  September 30, 2011 and 2010, no customer accounted for 10% or more of the Company’s sales

Four vendors provided 21%, 19%, 12% and 10% of the Company’s purchases of raw materials for the nine months ended September 30, 2011; three vendors provided 24%, 13% and 11% of the Company’s purchase of raw materials for the nine months ended September 30, 2010.  Four vendors provided 21%, 16%, 13% and 11% of the Company’s purchases of raw materials for the three months ended September 30, 2011; three vendors provided 23%, 15% and 15% of the Company’s purchase of raw materials for the three months ended September 30, 2010.

At September 30, 2011 and December 31, 2010, the total payable due to these vendors was approximately $116,054, and $79,500, respectively.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of   September 30, 2011 and December 31, 2010, the Company had allocated $ 3,589,182 and $3,274,593   to these non-distributable reserve funds.

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

Based on the fair value method under ASC Topic 505, the fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model and is recognized as compensation expense over the service period of each warrants issued. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the warrant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The fair value was estimated at the date of grant using the following range of assumptions: average risk-free interest rate – 1.89%; expected life – 3 years; expected volatility – 219%; and expected dividends – nil

The following table summarizes activities of these warrants (post stock split) for the nine months ended September 30, 2011:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Exercisable at January 1, 2010	-
Cancelled	-	-	-
Granted	7,000,000	0.50	3.00
Exercised	(2,000,000)	0.50	-
Outstanding at December 31, 2010	5,000,000	0.50	2.11
Exercisable at December 31, 2010	5,000,000	0.50	2.11

Granted
Exercised			-
Outstanding at September 30, 2011	5,000,000	$0.50	1.36
Exercisable at September 30, 2011	5,000,000	$0.50	1.36

On April 21, 2011, the Company issued 1,140,000 (pre-forward split of 6 for 1) shares of its common stock to its employees with respect to its 2011 Incentive Stock Plan. Those shares were fully vested and non-forfeitable when issued. The Company recorded $4,856,400 as general and administrative expenses based on the fair value of the shares as of the grant date.

Note 12 - CONTINGENCY

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

On March 11, 2011, the Company filed its Answer and Counterclaims.  ValueRich has filed its Reply to the Company’s Counterclaims.  ValueRich filed a Motion to Dismiss the Counterclaims, and the Arbitrator granted the Motion to Dismiss.  Thereafter, the Company filed its Answer to the Amended Arbitration Petition, which sought to add additional parties to the proceeding. The arbitration hearing is scheduled to commence on December 6, 2011 in Florida.  As this matter will be decided by the Arbitrator, it is difficult to estimate the likelihood of an adverse award.  The Company’s management has indicated that it intends to vigorously defend the claim.

Note 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the United States of America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, investor may lose all or part of the investment. Additional risks include:

●	The Company may not be able to adequately protect and maintain its intellectual property.
●	The Company may not be able to obtain regulatory approvals for its products.
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

Note 14 – SUBSEQUENT EVENTS

For the nine months ended September 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance. No significant events occurred subsequent to the balance sheet date and prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “China Pharmaceutical,” “CFMI,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “Xi’an Pharmaceuticals,” are to China Pharmaceuticals, Inc.

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

Overview

China Pharmaceuticals, Inc. (“the Company”), formerly named Allstar Restaurants, was incorporated in Nevada on December 22, 2004. China Qinba Pharmaceuticals, Inc. (“China Qinba”), a wholly-owned subsidiary of the Company, was incorporated in Delaware on May 29, 2008. China Qinba formed and owned 100% of Xi’an Pharmaceuticals Development Co., Ltd. (“Xi’an Pharmaceuticals” or the “WFOE”) in the People’s Republic of China (“PRC”) on August 18, 2008.

On October 28, 2008, WFOE entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (the “Agreements”) with Xi’an Qinba Pharmaceutical Co., Ltd ("Xi’an Qinba") and its shareholders (the “Transaction”). Xi’an Qinba is a corporation formed under the laws of the PRC. According to these Agreements, WFOE acquired management control of Xi’an Qinba whereby WFOE is entitled to all of the net profits of Xi’an Qinba as a management fee, and is obligated to fund Xi’an Qinba’s operations and pay all of the debts.  In exchange for entering into the Agreements, on October 28, 2008, WFOE issued 25,000,000 shares of its common stock to Xi’an Qinba owners, representing approximately 80% of the its common stock outstanding after the Transaction.  Consequently, the owners of Xi’an Qinba own a majority of WFOE's common stock immediately following the Transaction, therefore, the Transaction is being accounted for as a "reverse acquisition", and Xi’an Qinba is deemed to be the accounting acquirer in the reverse acquisition between Xi’an Qinba and WFOE.

These contractual arrangements completed on October 28, 2008 provide that WFOE has controlling interest in Xi’an Qinba as defined by FASB Accounting Standards Codification (“ASC”) 810, Consolidation, Section 10-15, “Variable Interest Entities” (“VIE”), which requires WFOE to consolidate the financial statements of Xi’an Qinba and ultimately consolidate with its parent company, China Qinba. The WFOE, as an entity that consolidates a Variable Interest Entity is called the primary beneficiary of the VIE. Accordingly the WFOE is the primary beneficiary of Xian Qinba.

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

Upon the closure of the Merger Transaction, the Company changed its name from Allstar Restaurants to China Pharmaceuticals, Inc.

The Company, through its subsidiary and exclusive contractual arrangement with Xi’an Qinba Pharmaceutical Co., Ltd., is engaged in the business of manufacturing and marketing over-the-counter (“OTC”) and prescription pharmaceutical products which include capsules, granules and powder type medicines. The Company currently sells 132 kinds of pharmaceutical products and processes approval of State Food and Drug Administration for all the products it markets.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the three months ended September 30, 2011 and 2010 indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	6,126,913		7,884,881
Cost of Goods Sold	2,643,805	43%	3,194,085	41%
Gross Profit	3,483,108	57%	4,690,796	59%
Operating Expenses	2,800,767	46%	3,387,029	42%
Income from Operations	682,341	11%	1,303,767	17%
Other Income (Expenses), net	42,944	1%	6,052	-%
Income Tax Expense	49,178	1%	357,816	5%
Net Income	676,107	11%	952,003	12%

Net Sales

In the three months ended September 30, 2011, we had net sales of $6,126,913, a decrease of 22% as compared with $7,884,881 in the same period of 2010.  This decrease was primarily due to decreased production volume in the third quarter of 2011. From the third quarter of 2011, we started to prepare for the Good Manufacture Practice (“GMP”) certification process starting in January 2011. In order to meet the GMP requirements, we have to upgrade our machine and equipment and provide trainings to our employees which caused decrease in production in the third quarter of 2011. We expect our sales will gradually increase as our production capacity is restored to normal level after the GMP certification.

Cost of Goods Sold

Cost of goods sold consisted of cost of raw materials, workers’ salary, fuel and energy, costs related to workshop, etc. Cost of goods sold decreased to $2,643,805 for the three months ended September 30, 2011, representing a 17% decrease as compared with $3,194,085 for the same period in 2010. This decrease was primarily due to a decrease in sales and production volume; the cost of goods sold as a percentage to the sales was 43% for the three months ended September 30, 2011 as compared to 41% for the same period of 2010.  The slight increase in cost of goods sold as a percentage to the sales was attributable to an average increase of 5% in our raw material cost, which resulted from the overall inflation in the PRC.

Gross Profit

Gross profit decreased 26% to $3,483,108 for the three months ended September 30, 2011 as compared to $4,690,796 for the same period of 2010. Our gross profit margin decreased from 59% for three months ended September 30, 2010 to 57% for the same period of 2011; the slight decrease in gross margin was a result of increased cost of goods sold as a percentage to sales.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $2,800,767 for the three months ended September 30, 2011, a decrease of 17% as compared to $3,387,029 for the same period of 2010.  This decrease was mainly due to the effective control over the Company’s expenses despite the recovery of bad debt allowance of approximately $0.02 million in the three months ended September 30, 2011, compared with a recovery of bad debt allowance of  $0.61 million in the same period of 2010.

Other Income

Other income was $42,944 for the three months ended September 30, 2011, compared with other income of $6,052 for the same period of 2010, an increase of $36,862.  The increase in other income was primarily due to increase in interest income from $6,129 for the three months ended September 30, 2010 to $43,062 for the same period in 2011 as a result of increase in bank deposits.

Net Income

Net income was $676,107 for the three months ended September 30, 2011, a decrease of 29% from net income of $952,003 for the same period of 2010.  Our net profit margin slightly decreased 1% from 12% for the three months ended September 30, 2010 to 11% for the three months ended September 30, 2011. This decrease was primarily attributable to decreased sales in the third quarter of 2011.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the nine months ended September 30, 2011 and 2010 indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	21,845,931		25,385,668
Cost of Goods Sold	9,242,926	42%	10,380,853	41%
Gross Profit	12,603,005	58%	15,004,815	59%
Operating Expenses	9,510,362	44%	6,130,048	24%
Income from Operations	3,092,643	14%	8,874,767	35%
Other Income (Expenses), net	68,200	-%	(15,801)	-%
Income Tax Expense	1,118,285	5%	1,891,410	8%
Net Income	2,042,558	9%	6,967,556	27%

Net Sales

In the nine months ended September 30, 2011, we had net sales of $21,845,931, a decrease of 14% as compared with $25,385,668 in the same period of 2010.  This decrease was primarily due to decreased production volume in the second and third quarters as a result of our preparation for GMP certification. In order to meeting the requirements of GMP certification, we had to upgrade our machine and equipment and provide training to our employees which interrupted our production. We expect our sales will gradually increase as our production capacity is restored to normal level after the GMP certification.

Cost of Goods Sold

Cost of goods sold consisted of cost of raw materials, workers’ salary, fuel and energy, costs related to workshop, etc. Cost of goods sold decreased to $9,242,926 for the nine months ended September 30, 2011, representing a 11% decrease as compared with $10,380,853 for the same period in 2010. This decrease was primarily due to a decrease in sales and production volume. The cost of goods sold as a percentage to the sales was 42% for the nine months ended September30, 2011 as compared to 41% for the same period of 2010.  The slight increase in cost of goods sold as a percentage to the sales was attributable to increased costs of raw materials which resulted from overall inflation in the PRC.

Gross Profit

Gross profit decreased 16% to $12,603,005 for the nine months ended September 30, 2011 as compared to $15,004,815 for the same period of 2010. Our gross profit margin slightly decreased from 59% for the nine months ended September 30, 2010 to 58% for the same period of 2011.  The decrease in gross margin was a result of increased cost of goods sold as a percentage to sales.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $9,510,362 for the nine months ended September 30, 2011, an increase of 55% as compared to $6,130,048 for the same period of 2010. This increase was primarily due to stock compensation expenses of $4,856,400 for 1,140,000 shares (pre-forward stock split of 6 for 1) issued to the officers pursuant to an employee incentive plan effective in the second quarter of 2011, despite a recovery of bad debt allowance of approximately $0.58 million, while in the same period of 2010, we had a recovery of bad debt allowance of $0.41 million.

Other Income

Other income was $68,200 for the nine months ended September 30, 2011, compared with other expenses of $15,801 for the same period of 2010, an increase of $84,001 or 532%.  The increase in other income was primarily due to an increase in interest income from $14,035 for the nine months ended September 30, 2010 to $70,567 in the same period of 2011 resulting from increase in bank deposits, and decreased interest expense as a result of payment in full for all the short term loans.

Net Income

Net income was $2,042,558 for the nine months ended September 30, 2011, a decrease of 71% from $6,967,556 for the same period of 2010.  Our net profit margin decreased 18% from 27% for the nine months ended September 30, 2010 period to 9% for the nine months ended September 30, 2011. This decrease was primarily attributable to an increase in operating expenses, and decreased sales and gross profit.

Liquidity and Capital Resources

Overview

We had net working capital of $25,764,563 at September 30, 2011, an increase of $8,982,647 over a net working capital of $16,781,916 at December 31, 2010. The ratio of current assets to current liabilities was 10.83 at September 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$11,953,574	$1,011,355
Investing Activities	-	(1,113,961)
Financing Activities	650,100	(715,538)

Net cash provided by operating activities

Net cash provided by operating activities was $11,953,574 for the nine months ended September 30, 2011, an increase of 10,942,219 from net cash provided of $1,011,355 for the same period of 2010. The increase in cash inflow was primarily attributable to decreased inventory on hand and timely collection on account receivable, despite decreased net income and increased payment of tax.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2011, compared with $1,113,961 cash used in investing activities for the same period of 2010. We had no investing activity for the nine months ended September 30, 2011, while we spent $1,105,806 in prepayment for patents and  $8,155 on fixed assets purchase in the same period of 2010.

Net cash used in financing activities

Net cash provided by financing activities was $650,100 for the nine months ended September 30, 2011, compared to $715,538 cash used in financing activity in the same period of 2010. We had $650,100 short-term advance from a shareholder in the nine months ended September 30, 2011, while we paid off $2,497,502 short term loan in the same period of 2010, despite the receipt of $789,775 from issuance of additional common stock to the existing shareholders and $992,189 cash inflow from warrants exercised.

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

We signed a contact with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4,721,000 (RMB 30 million). As of September 30, 2011, we paid $3,933,912 (RMB 25,000,000), and the remaining $786,794 (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine.

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

We do not have any off-balance sheet arrangements.

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

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (ASC Topic 820), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company do not intend to adopt this ASU No. 2011-08 before September 15, 2011, and do not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4.	Controls and Procedures

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Guozhu Wang, the Company’s Chief Executive Officer (“CEO”), and Tao Lei, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective.  The Company’s material weakness in its internal control over financial reporting is related to the lack of accounting personnel with U.S. GAAP proficiency.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.

On November 18, 2011, the management of the Company concluded that it was necessary to restate the financial statements for the nine months ended September 30, 2009 previously filed by the Company with the Securities Exchange Commission (the “SEC”) on a Current Report on Form 8-K , for each of the fiscal years ended December 31, 2009 and December 31, 2010 previously filed by the Company with the SEC on an Annual Report on Form 10-K and for each of the quarterly periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 previously filed by the Company with the SEC on a Quarterly Report on Form 10-Q because in the process of preparing the aforementioned financial statements, the translation of the Company’s fixed assets and intangible assets from Renminbi yuan to U.S. dollar was erroneously based on the historical exchange rate while the U.S. generally accepted accounting principles require the translation of assets at the exchange rate on the balance sheet date. As a result, such financial statements should no longer be relied upon. Management has since resolved to take corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls over financial reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On March 11, 2011, the Company filed its Answer and Counterclaims.  ValueRich has filed its Reply to the Company’s Counterclaims.  ValueRich filed a Motion to Dismiss the Counterclaims, and the Arbitrator granted the Motion to Dismiss.  Thereafter, the Company filed its Answer to the Amended Arbitration Petition, which sought to add additional parties to the proceeding. The arbitration hearing is scheduled to commence on December 6, 2011 in Florida.  As this matter will be decided by the Arbitrator, it is difficult to estimate the likelihood of an adverse award.  The Company’s management has indicated that it intends to vigorously defend the claim.

We know of no other material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation

 Item 1A. Risk Factors.

Not applicable.

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

** Attached as Exhibits 101 to this Form 10-Q are the following financial statements from the Company’s Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMACEUTICALS, INC.

Dated: November 21, 2011	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Dated: November 21, 2011	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer