Form 10-K
period 2011-12-31
China Pharmaceuticals Inc
filed 2012-05-07
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   000-52763

CHINA PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-2638087
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

24 th Floor, Building A, Zhengxin Mansion
No. 5 of 1 st Gaoxin Rd, Hi-Tech Development Zone
Xi’an City, People’s Republic of China 710075
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (86) 29-84067215

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐Yes        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

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
☒Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes      ☐ No

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Ac t).       ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $40,932,634.5

As of May 4, 2012, there were 75,237,972 shares of common stock, par value $0.001 issued and outstanding.

FORWARD LOOKING STATEMENTS

In this Annual Report on Form 10-K (“Annual Report”), references to “China Pharmaceuticals,” “CFMI,” “the Company,” “we,” “our,” “us,” and the Company’s wholly owned subsidiary, “China Qinba,” “Xi’an Development,” and “Xi’an Pharmaceuticals” refer to China Pharmaceuticals, Inc.

This Annual Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Allstar Restaurants incorporated a wholly-owned subsidiary under the laws of the State the Delaware under the name Allstar Acquisitions Co. on February 3, 2010.  Through the steps described in the section entitled “the Merger Transaction” below, on February 12, 2010, the Company acquired control of Xi’an Qinba Pharmaceuticals, Co., Ltd. (“Xi’an Pharmaceuticals”), a pharmaceuticals manufacturer in the People’s Republic of China (“PRC”), by way of the Company’s acquisition of China Qinba Pharmaceuticals, Inc., a Delaware corporation (“China Qinba”).

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

On September 10, 2010, the Company effected a 1 for 3 reverse split of issued and outstanding shares of common stock of the Company without changing the par value of the stock. The shares outstanding after reverse split were 11,399,662.  The shares after the reverse split were retroactively restated from the beginning of the period for all the periods presented.  Effective September 10, 2010, the Company filed a Certificate of Change to the Articles of Incorporation, which decreases the total number of authorized shares of common stock, par value $.001 per share, from 75,000,000 shares to 25,000,000 and sets forth the terms of a corresponding three-for-one reverse split of the Company’s issued and outstanding common stock.

On June 27, 2011, the Company effected a 1 for 6 forward split of issued and outstanding shares of common stock of the Company without changing the par value of the stock. The shares outstanding after reverse split were 75,237,972. The shares outstanding after reverse split were 11,399,662.  The shares after the reverse split were retroactively restated from the beginning of the period for all the periods presented.  The Company effected the forward stock split by filing a “Certificate of Change Pursuant to Section 78.209” of the Nevada Revised Statutes with the Nevada Secretary, which also increased the number of shares of common stock the Company is authorized to issue from 25,000,000 shares par value $0.001 to 150,000,000 shares par value $0.001.

Corporate History of Xi’an Pharmaceuticals

China Qinba Pharmaceuticals, Inc. was incorporated on May 29, 2008 under the laws of Delaware. On August 18, 2008, China Qinba formed Xi’an Development Co., Ltd. as a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the PRC (“Xi’an Development”).

Xi’an Pharmaceuticals, our operating entity, was incorporated in the PRC on October 15, 1969.  Xi’an Pharmaceuticals is in the business of manufacturing, marketing and sales of pharmaceuticals in the PRC

As described below, Xi’an Development entered into a series of agreements with Xi’an Pharmaceuticals which we believe give us effective control over the operations and business of Xi’an Pharmaceuticals, the entity through which we now operate our business.

On October 28, 2008, Xi’an Development entered into a Management Entrustment Agreement with Xi’an Pharmaceuticals and the shareholders of Xi’an Pharmaceuticals (the “Management Entrustment Agreement”), pursuant to which Xi’an Pharmaceuticals and its shareholders agreed to transfer control, or entrust, the operations and management of its business to Xi’an Development. Under the agreement, Xi’an Development manages the operations and assets of Xi’an Pharmaceuticals, controls all of the cash flows of Xi’an Pharmaceuticals through a bank account controlled by Xi’an Development, is obligated to pay all payables and loan payments of Xi’an Pharmaceuticals, and is entitled to 100% of earnings before tax of Xi’an Pharmaceuticals, a management fee. This management fee is payable on a monthly basis and is comprised of 100% of the earnings, before tax, of Xi’an Pharmaceuticals. In the year ended December 31, 2011, the amount of management fee to Xi’an Development had been fully paid.

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

In order to give Xi’an Development further control over Xi’an Pharmaceuticals, the Xi’an Pharmaceuticals shareholders and Xi’an Development, a wholly owned subsidiary of China Qinba in the PRC, entered into a shareholders’ Voting Proxy Agreement (the “Voting Proxy Agreement”) whereby the Xi’an Pharmaceuticals shareholders irrevocably and exclusively appointed the members of Xi’an Development’s board of directors, as their proxies to vote on all matters that require shareholder approval from Xi’an Pharmaceuticals, including, without limitation, the right to appoint members of the board of directors of Xi’an Pharmaceuticals. The agreement further provides that Xi’an Pharmaceuticals will appoint all of the board of directors of Xi’an Development as its board of directors and must remove and appoint new members to its board to reflect any changes to the board of Xi’an Development. The agreement terminates upon the exercise of the option by Xi’an Development to purchase the shares of Xi’an Pharmaceuticals as described below.

In connection with the Entrustment Management Agreement and the Voting Proxy Agreement, Xi’an Pharmaceuticals and the Xi’an Pharmaceuticals shareholders entered into an exclusive option agreement (the “Exclusive Option Agreement”) whereby the Xi’an Pharmaceuticals shareholders granted Xi’an Development an irrevocable and exclusive purchase option (the “Option”) to acquire Xi’an Pharmaceuticals’ equity and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. Current PRC law does not specifically provide for the equity of a non-PRC entity to be used as consideration for the purchase of a PRC entity’s assets or equity unless the value of the shares are equal to or greater than the value of the enterprise acquired. In addition, there is a lengthy appraisal process which must be approved by the provincial PRC government entities. The consideration for the exercise of the Option is to be determined by the parties and memorialized in future definitive agreements setting forth the kind and value of such consideration. Accordingly, we will consider exercising the Option under such circumstances we believe will be in our best interests and our shareholders and the Exclusive Option Agreement has been drafted to give us such flexibility. In considering whether or not we will exercise the Option we may consider such factors as (1) if the exercise price can be lower than the appraised value under current PRC law (2) availability of funds, (3) any relevant tax considerations at the time, (4) any other relevant PRC laws that may exist at the time, (5) the value of our shares that were previously paid to shareholders of Xi’an Pharmaceuticals, and (6) whether or not the exercise of the Option will provide any other additional benefits to us or our shareholders. Upon exercise of the Option, the parties will prepare transfer documents to be submitted for governmental approval and work together to obtain all approvals and permits. This Agreement may not be terminated without the unanimous consent of all the parties except that Xi’an Development may, by giving a thirty (30) days prior notice to terminate this agreement.

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

The following individuals were shareholders of Xi’an Pharmaceuticals who subsequently entered into a series of contractual agreements to transfer control of the operations and management of the business of Xi’an Pharmaceuticals to Xi’an Development:

Name of Shareholder	Title	Amount of Contribution (RMB)	Percent of Capital Contribution
Guozhu Wang	Chief Executive Officer	14,500,000	29	%(1)
Guiping Zhang	President	13,500,000	27	%(2)
Weidong Yan		1,000,000	2%
Yong Zhang		2,300,000	4.6%
Xiu’e Xing		2,200,000	4.4%
Yong Xu		2,200,000	4.4%
Wei Wang		2,300,000	4.6%
Xiling Gao		2,000,000	4%
Chenglin Guo		2,000,000	4%
Weiping Wu		1,500,000	3%
Rong Bai		1,300,000	2.6%
Jin Wu		1,000,000	2%
Zhibo Ding		2,000,000	4%
Feng Pu		1,000,000	2%
Zheng Guan		600,000	1.2%
Aifang Yang		600,000	1.2%
Total		50,000,000	100%

Guozhu Wang and Guiping Zhang are Chief Executive Officer and President of Xi’an Pharmaceuticals, respectively, and own 29 percent and 27 percent equity interests of Xi’an Pharmaceuticals, respectively. Other than disclosed above, no individuals in the table are officers/directors of Xi’an Pharmaceuticals or are related to such officers/directors.

Our Business

Xi’an Pharmaceuticals was formed in October 15, 1969 under the laws of the PRC and is engaged in the research, development, manufacture, packaging, marketing and distribution of pharmaceutical and medical products in the PRC for human use for a variety of diseases and conditions. All of our operations are conducted in the PRC where our two manufacturing facilities are located, one in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone. We manufacture pharmaceutical products in the form of capsules, oral solutions, tablets, granules, syrups, medicinal teas, tincture and solutions for injection that are either small volume parenteral solutions that are freeze dried powders or large volume parenteral solutions. Certain of the pharmaceutical products we manufacture are used in the treatment of viral pneumonia, hypotonicity dehydration, viral influenza and many other diseases and indications.

We currently manufacture 85 pharmaceutical products which are sold to numerous distributors who distribute our products pursuant to distribution agreements to licensed healthcare providers such as hospitals, clinics and pharmacies. We currently have 35 active distribution agreements. The raw materials used to manufacture our products include various medicinal herbs such as tumeric and zedoary, which we obtain from specified and qualified suppliers with national qualifications, and sulfamethoxazole, an antibiotic, which is primarily used in the manufacture of Fufang Qiguanyan Pian. We also enter into trading agreements for the supply of many of the materials used to manufacture and package our products including aluminum foil, which we use as the inner packing materials used in tablets production. Xi’an Pharmaceuticals has written agreements with substantially all of its suppliers. Typically, Xi’an Pharmaceuticals enters into a standard master supplier contract with its suppliers, which provides the general terms and conditions for transactions in the supplier's products. It then enters into a separate order for each consignment of goods, which specifies the type, price and amount of the products it purchases.

Our focus has been on the development and sale of pharmaceutical products based on traditional Chinese medicines designed to address numerous diseases and indications, with an emphasis on sales to community hospitals and rural medical institutions.

Principal Products

In the fiscal year ended December 31, 2011, our revenues were principally derived from sales of products listed below. We have SFDA approval for all medicines and active pharmaceutical ingredients that we market. The Chinese government agency, SFDA, is analogous to the Food and Drug Administration (“FDA”) in the United States. Unlike the FDA, however, the SFDA provides intellectual property and competitive protection to certain classes of approved drugs. Detailed information is provided in the table of products below.

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

Marketing and Sales

We have a trained marketing team and maintain sales offices or agents in approximately 30 provinces throughout the PRC. The sales network covers approximately 146 cities and is staffed by approximately 112 sales representatives with an average per representative of a decade of pharmaceuticals sales experience.

In accordance with the Drug Control Law of the PRC, we use a distribution system comprised of independent regional distributors. In our typical distribution contract, a distributor will be provided with certain sales targets (an annual sales income level) for the term of the agreement according to a set retail price. We are responsible for guaranteeing the quality of the products. At the end of the term, we pay the distributor a commission based upon the annual sales made by the distributor. The distributor is provided a rebate for each product sold, which rebate increases as the sales volume increases. If the distributor completes the sales minimum within the prescribed period, the distributor will be given greater economic incentives and future distribution opportunities. If the distributor fails to complete the sales task within the prescribed period, we will not renew our contract with the distributor and instead will sign with other competent distributors. We also sell pharmaceutical products via the Internet and deliver product information on certain professional websites.

In the fiscal years ended December 31, 2011, 2010 and 2009, no product accounted for more than 10% of Xi’an Pharmaceuticals’ total revenue. Sales of Qiangli pipalu 100ml, the product with the highest sales volume during this period, accounted for approximately 1.87%, 2.23% and 4.4% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

In the fiscal year ended December 31, 2011, Xi’an Pharmaceuticals’ five largest customers were:

Name	%
Xinyang Pharmceuticals Co., Ltd.	3.39%
Baoji Medicine Station	3.28%
Shaanxi Kangxin Pharmaceuticals Co., Ltd.	3.07%
Shaanxi Hengqing Pharmaceuticals Co., Ltd.	3.06%
Xi’an Paiang Pharmaceuticals Co., Ltd.	3.00%

In the fiscal year ended December 31, 2010, Xi’an Pharmaceuticals’ five largest customers were:

Name	%
Xi’an Ruihua Pharmaceutical Co Ltd,	7.93%
Xi’an Xin xi bei Pharmaceutical Co Ltd,	5.71%
Shaan xi Xinxing Pharmaceutical Co Ltd,	5.10%
Hanzhong Hospital Wangjiang Branch	4.64%
Shaan xi Province Hanzhong City Pharmaceutical head office	4.24%

In the fiscal year ended December 31, 2009, Xi’an Pharmaceuticals’ five largest customers were:

Name	%
Shenyang Zhying Pharmaceuticals Co., Ltd.	6.01%
Datong Zhenhua Pharmaceuticals Co., Ltd.	5.59%
Beijing Shanlinjianghai Trade Co., Ltd.	5.59%
Xinjiang Pharmaceuticals Co., Ltd.	5.13%
Baoji Medicine Station	4.88%

During the fiscal years ended December 31, 2011 and 2010, we spent $6,342,346 and $4,620,959 on marketing, respectively.

Production

We manufacture and package our products at two factories, one located in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone, PRC. Both facilities are in compliance with Good Manufacturing Practice (GMP) standards and have three GMP certificates dated March 9, 2006 (Certificate No. H0192 for Xi’an Production Base), January 8, 2007 (Certificate No. H4109 for Xi’an Production Base) and January 8, 2007 (Certificate No. H4119 for Hanzong Production Base), respectively. All of the complete production lines at each facility meet international food and drug safety guidelines. The certificate (No. H0192) has been renewed and is valid until December 16, 2012.With respect to the other two certificates, we have submitted the application for renewal. While these certificates are pending renewal, we will not produce the products pertaining to these certificates.

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

Competition

The pharmaceutical industry within the PRC is intensely competitive and is characterized by rapid and significant technological progress, and our operating environment is increasingly competitive. Our competitors include large pharmaceutical companies, including Xi’an Jingxi Shuanghe Pharmaceuticals Co., Ltd., that currently engage in or may engage in efforts related to the discovery and development of new pharmaceuticals.

Western pharmaceutical products have more than half of the market share of medications used in the PRC to treat the medical indications that our pharmaceutical products treat, with Chinese pharmaceutical products making up the next largest part of the market. Western medicine is all made from chemosynthesis products, while Chinese medicine is made from botanical, animal and mineral components.

There are certain opportunities for growth through the following growth strategies:

Rapidly growing Chinese pharmaceutical market. With approximately one-fifth of the world’s population and a fast-growing gross domestic product, the PRC represents a significant potential market for the pharmaceutical industry. We believe the significant expected growth of the pharmaceutical market in the PRC is due to factors such as robust economic growth and increased pharmaceutical expenditure, aging population and increased lifestyle-related diseases, government support of the pharmaceutical industry, the relatively low research and development and clinical trial costs in the PRC as compared to developed countries, as well as the increased availability of funding for medical insurance and industry consolidation in the PRC.

Currently the PRC has about 4,516 drug companies (source: http://wenku.baidu.com/view/734db8340b4c2e3f57276351.html).  The domestic companies compete in the $10 billion market without a dominant leader. Most often cited adverse factors include a lack of protection of intellectual property rights, a lack of visibility for drug approval procedures, a lack of effective governmental incentives, poor corporate support for drug research and differences in the treatment in the PRC accorded to local and foreign firms. The profile of the pharmaceutical industry in the PRC remains very low. By 2013, the PRC is expected to become the world's third largest drug market (source: http://www.math168.com/jylx/22153.htm).

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

Focus on brand development. With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. The company intends to focus its brand development efforts on building its existing brand names with the intent on it becoming a leading medicine brand in the PRC.

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

Government sponsored industry consolidation presents opportunities for acquisitions. The PRC’s pharmaceutical market is highly fragmented. Anticipating the effects of WTO entry and in an effort to compete with foreign firms, the Chinese government has decided to nurture its own large pharmaceutical companies, by encouraging the consolidation of its government-owned companies which, even though the company is not government-owned, may also present the company with acquisition opportunities. To this end, the Chinese State Economic and Trade Commission (SETC) announced plans to consolidate the industry and support the development of 10 to 15 largest pharmaceutical firms. As the industry undergoes further consolidation, the Company may have the opportunity to grow by acquisition.

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

The five largest suppliers of Xi’an Pharmaceuticals (Jinghe Branch) in 2011 are set forth below:

	Supplier	Product	%
1	Shaanxi Daxin Plastics Co., Ltd.	Packaging Materials	17.51%
2	Shaanxi Chemical Glass Equipment Co., Ltd.	Packaging Materials	15.62%
3	Xi’an Tianyi Biotechnology Co., Ltd.	Raw Material	13.39%
4	Gansu Nongken Medical Materials Co., Ltd.	Raw Material	10.80%
5	Bao ji City Chenchang District Jieli Carton Plant	Packaging Materials	9.98%

The five largest suppliers of Xi’an Pharmaceuticals (Hanzhong Branch) in 2011 are set forth below:

	Supplier	Product	%
1	Xi’an Xihu Glass Co., Ltd.	Packaging Materials	31.24%
2	Shaanxi Daxin Plastics Co., Ltd.	Packaging Materials	30.06%
3	Xi’an Tianyi Biotechnology Co., Ltd.	Raw Material	26.58%
4	Xi’an Xibei Packaging Co., Ltd.	Packaging Materials	4.25%
5	Bao ji City Chenchang District Jieli Carton Plant	Packaging Materials	4.06%

The five largest suppliers of Xi’an Pharmaceuticals (Jinghe Branch) in 2010 are as follows:

	Supplier	Product	%
1	Shaanxi Daxin Plastics Co., Ltd.	Packaging Materials	17%
2	Xi’an Tianyi Bio-Tech Co. Ltd.	Raw Material	17%
3	Shaan xi Qiangli Technology Co., Ltd	Raw Material	9%
4	Shaan xi Huabo Machinary Company	Packaging Materials	9%
5	Bao ji City Chenchang District Jieli Carton Plant	Packaging Materials	7%

The five largest suppliers of Xi’an Pharmaceuticals (Hanzhong Branch) in 2010 are as follows:

	Supplier	Product	%
1	Xi'an Xihu Glass Co., Ltd	Raw Materials and Packaging Materials	28%
2	Xi’an Tianyi Bio-Tech Co. Ltd.	Raw Material and Packaging Materials	22%
3	Shaanxi Daxin Plastics Co., Ltd..	Raw Material and Packaging Materials	19%
4	Xixiang County Fang zheng Carton Plant	Raw Material and Packaging Materials	7%
5	Proportion of Purchase from Shandong Zibo Maosheng Pharmaceutical Package Co. Ltd.	Raw Material and Packaging Materials	6%

The five largest suppliers of Xi’an Pharmaceuticals (Jinghe Branch) in 2009 are as follows:

	Supplier	Product	%
1	Shaanxi Daxin Plastics Co., Ltd.	Packaging Materials	19%
2	Xi’an Acetar Bio-Tech Co. Ltd.	Raw Material and Supplementary	14%
3	Kanghua Package Co. Ltd.	Packaging Materials	6%
4	Jieli Carton Company in Chenchang District, Baoji City	Packaging Materials	6%
5	Xi’an No. 1 Printing Factory	Packaging Materials	6%

The five largest suppliers of Xi’an Pharmaceuticals (Hanzhong Branch) in 2009 are as follows:

	Supplier	Product	%
1	Shaanxi Daxin Plastics Co., Ltd.	Raw Materials and Packaging Materials	23%
2	Xi'an Xihu Glass Co., Ltd.	Raw Material and Packaging Materials	16%
3	Shaanxi Dayang Label Co. Ltd.	Raw Material and Packaging Materials	6%
4	Shandong Zibo Maosheng Pharmaceuticals Package Co. Ltd.	Raw Material and Packaging Materials	6%
5	Proportion of Purchase from Shandong Zibo Maosheng Pharmaceutical Package Co. Ltd.	Raw Material and Packaging Materials	6%

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

Research and Development

Research and development costs are related primarily to the development of new drugs by the Company. The Company also develops new products through arrangements and cooperation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets. There was no research and development expense in 2011 and 2010.

Compliance With Government Regulations

Environmental Laws

Xi’an Pharmaceuticals’ operations and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in the PRC. Relevant laws and regulations include provisions governing air emissions, water discharges and the management and disposal of hazardous substances and wastes. The PRC regulatory authorities require pharmaceutical companies to carry out environmental impact studies before engaging in new construction projects to ensure that their production processes meet the required environmental standards.

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

During the last two years, Xi’an Pharmaceuticals did not incur any expenses on environmental compliance.

Advertising Laws

Advertisement Law of the PRC and Rules of Medicine Advertisements Management from State Admission for Industry and Commerce, Regulations on Control of Advertisements (tentative) from State Council provide guidelines for advertising prescription and OTC drugs and nutrients made by Xi’an Pharmaceuticals. The rules limit where advertisements may be place and govern the claims that may be made by the manufacturer.

Insurance Catalogue

Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in the PRC established the Insurance Catalogue. The Insurance Catalogue is divided into Parts A and B. The medicines included in Part A are designated by the Chinese governmental authorities for general application. Local governmental authorities may not adjust the content of medicines in Part A. Although the medicines included in Part B are designated by Chinese governmental authorities in the first instance, provincial level authorities may make limited changes to the medicines included in Part B, resulting in some regional variations in the medicines included in Part B from region to region.

Patients purchasing medicines included in Part A are entitled to reimbursement of the costs of such medicines from the social medical fund in accordance with relevant regulations in the PRC. Patients purchasing medicines included in Part B are required to pay a predetermined proportion of the costs of such medicines.

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

Employees

We have approximately 344 full-time, salaried employees who receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with us. In addition, we employ over 112 sales representatives who are paid on a commission basis. These representatives are not part of the union. We maintain good relations with our employees.

Executive Offices

 Our principal executive offices are located at 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Road, Xi’an, the PRC 710075. Our telephone number is 86-29-84067215. Our website is located at http://www.chinapharmaceuticalsinc.com.  Information on our website or any other website is not a part of this report.

Item 1A.                                    Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

 Our headquarters are located at 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Road, Hi-Tech Development Zone, Xi’an City, PRC.   Our building that houses our headquarters was purchased by Xi’an Pharmaceuticals on November 8, 2002 and occupies approximately 751 square meters of space.

We manufacture and package our products at two factories, one located in Xixiang County in Hanzhong and one in Xi’an Jinghe Industrial Zone, PRC. The Hanzhong factory, which was built in 1970, is approximately 12,000 square meters with 800 square meters purified. This production facility has two production lines for high-volume injection and produces 38 pharmaceutical products with different specifications. This production facility primarily manufactures products of infusion kind. This production facility has 87 sets of machines and supporting parts for pharmaceutical production from domestic and foreign suppliers.

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

ValueRich, Inc. (“ValueRich”) commenced a private arbitration against the Company in Florida asserting breach of contract, conversion, and unjust enrichment claims arising out of a Consulting Agreement between ValueRich and Xi’an Pharmaceuticals, which is the operating entity that a Company’s wholly owned subsidiary has a contractual Entrust Management Relationship.  ValueRich asserts that the Company breached and circumvented the Consulting Agreement by terminating it and becoming a public entity through other means.  ValueRich seeks specific performance to obtain 20% of the Company’s outstanding shares, or, in the alternative, unspecified monetary damages equal to the value of 20% of the Company’s outstanding shares, attorneys’ fees, arbitration costs, and interest.

On December 6, 2011, the Arbitrator heard a hearing on ValueRich’s claims.

On December 7, 2011, the Company received the arbitration decision, in which the Arbitrator awarded 1,125,000 registered shares of the Company to ValueRich for past work performed. To the knowledge of the Company, the award has not been confirmed in a court of competent jurisdiction as of the date of this Annual Report.

We know of no other material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

Item 4.                  Mine Safety Disclosures.

            Not applicable.

 PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, $0.001 par value per share, is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CFMI”. Prior to March 30, 2010, we traded under the symbol “AREN”.

The following table sets forth the reported high and low closing bid quotation for CMFI’s common stock by quarter for the fiscal years of 2010 and 2011 reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail mark-up, markdowns or commissions and do not necessarily reflect actual transactions.

Period	High	Low
October 1, 2011 to December 31, 2011	0.15	0.11
July 1, 2011 to September 30, 2011	6.00	0.15
April 1, 2011 to June 30, 2011	5.09	0.75
January 1, 2011 to March 31, 2011	5.10	2.55
October 1, 2010 to December 31, 2010	6.00	4.09
July 1, 2010 to September 30, 2010	5.70	1.01
April 1, 2010 to June 30, 2010	1.92	0.85
January 1, 2010 to March 31, 2010	1.44	0.51

Holders

As of May 4, 2012, we had 136 shareholders of record of our common stock and 75,237,972 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2011 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plan Information

2011 Stock Incentive Plan

On May 10, 2011, our board of directors approved a 2011 Stock Incentive Plan which authorized the Company to issue up to 6,840,000 shares of the Company’s common stock to our employees, officers, and directors, and our consultants and advisors. We also filed a related Form S-8 with the SEC to register the shares under the 2011 Stock Incentive Plan which became effective on May 10, 2011. As of May 4, 2012, we had issued all the shares under the 2011 Stock Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	$0	0

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                  Selected Financial Data.

Not applicable.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the years ended December 31, 2011, and 2010, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of our filings with the Securities and Exchange Commission for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Annual Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.    Please refer to Part II, Item 7 under “Liquidity and Capital Resources” and Part I, Item 1A under “Risk Factors” contained in this Annual Report for additional discussion.  Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

China Pharmaceuticals, Inc. (the "Company”), formerly named Allstar Restaurants, was incorporated in Nevada on December 22, 2004. China Qinba Pharmaceuticals, Inc. (“China Qinba”), a wholly-owned subsidiary of the Company, was incorporated in Delaware on May 29, 2008. China Qinba formed and owned 100% of Xi’an Development Co., Ltd. (“Xi’an Development” or the “WFOE”) in the People’s Republic of China (“PRC”) on August 18, 2008.

On October 28, 2008, WFOE entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (the “Agreements”) with Xi’an Qinba Pharmaceutical Co., Ltd ("Xi’an Pharmaceuticals") and its shareholders (the “Transaction”). Xi’an Pharmaceuticals is a corporation formed under the laws of the PRC. According to these Agreements, WFOE acquired management control of Xi’an Pharmaceuticals whereby WFOE is entitled to all of the net profits of Xi’an Pharmaceuticals as a management fee, and is obligated to fund Xi’an Pharmaceuticals’ operations and pay all of the debts. In exchange for entering into the Agreements, on October 28, 2008, China Qinba, the parent company of WFOE, issued 25,000,000 shares of its common stock to Xi’an Pharmaceuticals’ owners, representing approximately 80% of the its common stock outstanding after the Transaction. Consequently, the owners of Xi’an Pharmaceuticals own a majority of China Qinba’s common stock immediately following the Transaction. Therefore, the Transaction is being accounted for as a "reverse acquisition", and Xi'an Pharmaceuticals is deemed to be the accounting acquirer in the reverse acquisition between Xi'an Pharmaceuticals and WFOE.

These contractual arrangements completed on October 28, 2008 provide that WFOE has controlling interest in Xi’an Pharmaceuticals as defined by FASB Accounting Standards Codification (“ASC”) 810, Consolidation, Section 10-15, “Variable Interest Entities” (“VIE”), which requires WFOE to consolidate the financial statements of Xi’an Pharmaceuticals and ultimately consolidate with its parent company, China Qinba. The WFOE, as an entity that consolidates a Variable Interest Entity is called the primary beneficiary of the VIE. Accordingly the WFOE is the primary beneficiary of Xi’an Pharmaceuticals.

On February 12, 2010, the Company completed its merger with China Qinba in accordance with a Merger Agreement (the “Merger Transaction”). Prior to the reverse merger, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense, The Company (the legal acquirer) is considered the accounting acquiree and China Qinba (the legal acquiree) is considered the accounting acquirer for accounting purposes. Pursuant to the Merger Agreement, the Company issued 56,000,000 shares of common stock to the shareholders China Qinba in exchange for 100% of the outstanding shares of China Qinba. Immediately after the Closing, the Company had a total of 64,083,354 shares of common stock outstanding, with all of the shareholders of China Qinba (and their assignees) owning approximately 87.39 % of the Company’s outstanding common stock, and the balance held by those who held the Company’s common stock prior to the Closing. Subsequent to the Merger Transaction, the financial statements of the combined entity will in substance be those of China Qinba. The assets, liabilities and historical operations prior to the Merger Transaction will be those of China Qinba. Subsequent to the date of the Merger Transaction, China Qinba is deemed to be a continuation of the business of the Company. Therefore, post-merger financial statements will include the consolidated balance sheets of the Company and China Qinba, the historical operations of the Company and China Qinba from the closing date of the Merger Transaction forward.

Upon the closing of the Merger Transaction, the Company changed its name from Allstar Restaurants to China Pharmaceuticals, Inc.

The Company, through its subsidiary and exclusive contractual arrangement with Xi’an Pharmaceuticals, is engaged in the business of manufacturing and marketing over-the-counter (“OTC”) and prescription pharmaceutical products which include capsules, granules and powder type medicines. The Company currently sells 85 kinds of pharmaceutical products and processes approval of State Food and Drug Administration for all the products it markets.

Comparison of the Years ended December 31, 2011 and 2010

The following table sets forth the results of our operations for the years ended December 31, 2011 and 2010 indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	22,753,686		34,184,906
Cost of Goods Sold	9,981,077	44%	14,748,241	43%
Gross Profit	12,772,609	56%	19,436,665	57%
Operating Expenses	16,483,782	72%	9,014,084	26%
Income (Loss) from Operations	(3,711,173)	(16)%	10,422,581	31%
Other Income (Expenses), net	87,622	-%	(19,377)	-%
Income Tax Expense	214,698	1%	1,994,046	6%
Net Income (Loss)	(3,838,249)	(17)%	8,409,158	25%

Sales

In the year ended December 31, 2011, we had sales of $22,753,686, a decrease of 33% as compared to $34,184,906 in the same period of 2010. This decrease was primarily due to decrease in production volume starting from the second quarter as a result of our preparation for GMP certification. In order to meet the requirements of GMP certification, we had to upgrade our machinery and equipment and provide training to our employees, which interrupted our production. We expect our sales will gradually increase as our production capacity is restored to normal level after the GMP certification.

Cost of Goods Sold

Cost of goods sold consisted of costs of raw materials, salary, fuel and electricity, costs related to manufacturing workshop, and others. Cost of goods sold decreased to $9,981,077 for the year ended December 31, 2011, representing a 32% decrease as compared to $14,748,241 for the year ended December 31, 2010. This decrease was primarily due to a decrease in sales and production volume. The cost of goods sold as a percentage to the sales was 44% for the year ended December 31, 2011 as compared to 43% for the year ended December 31, 2010. The slight increase in cost of goods sold as a percentage to the sales was attributable to increase in costs of raw materials, which resulted from the overall inflation in the PRC.

Gross Profit

Gross profit decreased 34% to $12,772,609 for the year ended December 31, 2011 as compared to $19,436,665 for the year ended December 31, 2010. Our gross profit margin decreased slightly from 57% for the year ended December 31, 2010 to 56% for the year ended December 31, 2011. The decrease in gross margin was a result of increase in cost of goods sold as a percentage to sales.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $16,483,782 for the year ended December 31, 2011, an increase of 83% as compared to $9,014,084 for the year ended December 31, 2010. This increase was primarily due to 1) stock compensation expenses of $4,856,400 for 6,840,000 shares issued to officers and consultants pursuant to an employee incentive plan and 2) provision for fixed assets impairment of $2,957,175 as a result of one of our factories ceased production since January 2012 due to reconstruction of the plant in accordance with the GMP standards.

Other Income

Other income was $87,622 for the year ended December 31, 2011, compared with other expenses of $19,377 for the same period of 2010, an increase of $106,999 or 552%. The increase in other income was primarily due to an increase in interest income from $21,636 for the year ended December 31, 2010 to $90,796 for the year ended December 31, 2011 resulting from increase in bank deposits, and decrease in interest expense as a result of retirement of all the short term loans in the year ended December 31, 2011.

Net Income (Loss)

Net loss was $3,838,249 for the year ended December 31, 2011, a decrease of $12,247,407 from net income of $8,409,158 for the year ended December 31, 2010. Our net profit margin decreased 42% from 25% for the year ended December 31, 2010 to (17)% for the year ended December 31, 2011. This decrease was primarily attributable to the significant increase in operating expenses and decrease in sales.

Liquidity and Capital Resources

Overview

We had net working capital of $20,502,584 at December 31, 2011, an increase of $3,780,247 from $16,722,337 at December 31, 2010. The ratio of current assets to current liabilities was 9.72 at December 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$13,937,964	$1,075,214
Investing Activities	(2,906,558)	(3,297,694)
Financing Activities	650,100	133,559

Net cash provided by operating activities

Net cash provided by operating activities was $13,937,964 for the year ended December 31, 2011, an increase of $12,862,750 from $1,075,214 for the year ended December 31, 2010. The increase in cash inflow was primarily attributable to decrease in inventory on hand and timely collection on accounts receivable, despite of decrease in net income and increase in payment of tax.

Net cash used in investing activities

Net cash used in investing activities was $2,906,558 for the year ended December 31, 2011, compared to $3,297,694 cash used in investing activities for the year ended December 31, 2010. The cash outflow was due to the purchase of fixed assets of $181,592 and construction in progress of $2,724,964 for the year ended December 31, 2011, while $3,297,694 was used to purchase fixed assets in the year ended December 31, 2010. On November 29, 2011, we entered into a construction agreement with Shanxi Zi’an Property Development Limited Company for the factory workshop improvement for $3,491,565. The project was commenced in December 2011, and will be completed in July 2012. We have paid $2,793,252 and are obligated to pay the remaining $698,313 on February 27, 2012.

Net cash provided by financing activities

Net cash provided by financing activities was $650,100 for the year ended December 31, 2011, compared to $133,559 cash provided by financing activity for the year ended December 31, 2010. We had $650,100 short-term advance from two shareholders in the year ended December 31, 2011. We paid off a short term loan of $2,511,264 in the year ended December 31, 2010, which was partially offset by cash inflow of approximately $1 million from the exercise of warrants and $1,579,483 proceeds from the stock issuance.

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

We signed two contracts with Xi’an Keli, a local pharmaceutical company to purchase two medicine formulations that were in the process of completion of their research and development and obtaining of patent from the relevant PRC Government Authority from them; the total contracted amount was approximately $4.7 million (RMB 30 million). As of December 31, 2011, we paid $3.9 million (RMB 25,000,000), and the remaining $0.8 million (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine. In the event that the registration certificate and related medicine production permit cannot be obtained, Keli is obligated to return the prepayment of $3.9 million.  These two contracts will expire on May 3, 2013. On June 30, 2011, the Company entered into a supplemental agreement with Keli for changing the final completion date to March 31, 2014 as a result of implementing the new medicine manufacturing GMP standards issued in February 2011 by PRC Food and Drug Administration (“PRC FDA”) into the medicine formulation research and development process. Since 2011, PRC government has been strengthening the supervision of food and drug safety and upgrading large amount of medicine quality standards. Accordingly, on April 23, 2012, the Company and Keli entered into a supplemental agreement for further extension of the final completion date on March 30, 2016 due to increased R&D work and testing cycle as a result of enhanced quality control standards and government regulation. Based on the agreement, if Keli cannot obtain the patents of new medicine formulation from the relevant PRC Governmental Authority as set out in the agreement before the agreement expiration date, Keli will refund the full amount of the prepayment to the Company within 30 days of the agreement expiration date.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue is reported net of VAT. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Updates No. 2011-11, “Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosure regarding financial instruments and derivative instruments.  Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAO and those entities that prepare their financial statements on the basis of IFRS.  This new guidance is to be applied retrospectively.  The adoption of these provisions does not have a material impact on the Company’s consolidated s financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In May 2011, the FASB issued ASU 2011-04, which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.                  Financial Statements and Supplementary Data.

CHINA PHARMACEUTICALS INC.
CONSOLIDTAED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of China Pharmaceutical Inc.

We have audited the accompanying consolidated balance sheet of China Pharmaceutical Inc. as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Pharmaceutical Inc. as of December 31, 2011, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the accompanying consolidated financial statements, the consolidated financial statements of the Company for the year ended December 31, 2010 have been restated.

Clement C. W Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen's Road East, Wanchai, Hong Kong
April 23, 2012

ACSB
517 Route One Iselin, New Jersey 08830 732. 855.9600 Fax:732.855.9559 www.acsbco.com	Certified Public Accountants and Advisors

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Pharmaceutical Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Pharmaceutical Inc. and Subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statement of income and other comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Pharmaceuticals Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
April 15, 2011
Except for Note 16 May 2, 2012

CHINA PHARMACEUTICALS INC.
COMBINED BALANCE SHEET
AS OF DECEMBER 31, 2011 AND 2010

	Notes	2011	2010 (RESTATED)
ASSETS

CURRENT ASSETS
Cash & cash equivalents		$16,947,343	$4,729,149
Accounts receivable, net of doubtful accounts of $897,765 and $1,115,319 at December 31, 2011 and 2010, respectively		5,150,061	12,673,111
Inventory	2	193,199	1,019,393
Deposits and other receivables		83,460	540,051
Income tax receivable		343,742	-
Deferred tax asset	9	134,665	-
Due from officer		-	5,587

Total current assets		22,852,470	18,967,291

NONCURRENT ASSETS
Prepayment for patents	3	3,967,687	3,834,474
Property and equipment, net	2	12,537,315	16,188,472
Construction in progress	4	2,793,252	-
Intangible assets	2	8,522,566	8,640,733
Deferred tax asset	9	454,692	-

Total noncurrent assets		28,275,512	28,663,679

TOTAL ASSETS		$51,127,982	$47,630,970

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$217,613	$446,462
Accrued liabilities and other payables	5	1,467,944	952,651
Value-added and other tax payable		14,229	435,614
Income tax payable		-	410,227
Due to a shareholder	6	650,100	-

Total current liabilities		2,349,886	2,244,954

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 150,000,000 shares authorized, 75,237,972 and 68,397,972 shares issued and outstanding at December 31, 2011 and 2010, respectively		75,238	68,398
Paid in capital		16,231,557	11,381,997
Statutory reserve	12	3,274,593	3,274,593
Accumulated other comprehensive income		5,931,371	3,557,442
Retained earnings		23,265,337	27,103,586

Total stockholders' equity		48,778,096	45,386,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$51,127,982	$47,630,970

CHINA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	Notes	2011	2010 (Restated)

Sales		$22,753,686	$34,184,906

Cost of goods sold		9,981,077	14,748,241

Gross profit		12,772,609	19,436,665

Operating expenses
Selling, general and administrative expenses		13,794,411	8,434,572
Provision for impairment loss on property	2	2,957,175	-
(Recovery) / reserve of bad debt allowance		(267,804)	579,512

Total operating expenses		16,483,782	9,014,084

Income (loss) from operations		(3,711,173)	10,422,581

Non-operating income (expenses)
Interest income		90,796	21,636
Interest expense		-	(29,565)
Financial expense		(839)	(435)
Other expense		(2,335)	(11,013)

Total non-operating income (expenses), net		87,622	(19,377)

Income (loss) before income tax		(3,623,551)	10,403,204

Income tax expense	10	214,698	1,994,046

Net income (loss)		(3,838,249)	8,409,158

Other comprehensive item
Foreign currency translation		2,373,929	1,216,059

Comprehensive Income (loss)		$(1,464,320)	$9,625,217

Weighted average common shares outstanding
Basic	2	73,176,602	65,200,378

Diluted	2	73,176,602	67,108,713

Basic earnings (loss) per share	2	$(0.05)	$0.13

Diluted earnings (loss) per share *	2	$(0.05)	$0.13

* For the purpose of calculating diluted earnings per share, the warrants issued were excluded due to anti-dilution.

CHINA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	Common Stock Shares	Amount	Stock subscribed Shares	Amount	Paid- in capital	Subscription receivable	Statutory reserves	Accumulated comprehensive income	Retained earnings	Total shareholders’ equity

Balance at January 1, 2010 (Restated)	56,000,000	$56,000	25,000	$25	$6,527,925	$(1,000)	$2,137,797	$2,341,383	$19,831,224	$30,893,354

Capital Contribution	-	-	(25,000)	(25)	64,365	1,000	-	-	-	65,340

Recapitalization on reverse acquisition	8,083,354	8,083	-	-	(8,083)	-	-	-	-	-

Warrants exercised	2,000,004	2,000	-	-	998,000	-	-	-	-	1,000,000

Issuance of common stock	2,314,614	2,315	-	-	1,577,168	-	-	-	-	1,579,483

Stock based compensation - note 13	-	-	-	-	2,222,622	-	-	-	-	2,222,622

Net income	-	-	-	-	-	-	-	-	8,409,158	8,409,158

Transfer to statutory reserves	-	-	-	-	-	-	1,136,796	-	(1,136,796)	-

Foreign currency translation gain	-	-	-	-	-	-	-	1,216,059	-	1,216,059

Balance at December 31, 2010 (Restated)	68,397,972	68,398	-	-	11,381,997	-	3,274,593	3,557,442	27,103,586	45,386,016

Issuance of common stock for compensation - note 13	6,840,000	6,840	-	-	4,849,560	-	-	-	-	4,856,400

Net loss	-	-	-	-	-	-	-	-	(3,838,249)	(3,838,249)

Foreign currency translation gain	-	-	-	-	-	-	-	2,373,929	-	2,373,929

Balance at December 31, 2011	75,237,972	$75,238	-	$-	$16,231,557	$-	$3,274,593	$5,931,371	$23,265,337	$48,778,096

CHINA PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,838,249)	$8,409,158
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock based compensation expense	5,025,150	2,222,622
Provision of bad debt allowance	(267,804)	579,512
Provision for impairment loss on property	2,957,175	-
Changes in deferred tax	(574,949)	-
Loss on assets disposed	2,335	-
Depreciation and amortization	2,143,665	841,089
(Increase) decrease in current assets:
Accounts receivable	8,238,354	(9,427,414)
Inventory	856,786	(597,980)
Deposits and other receivables	12,742	(3,565,907)
Trade deposit paid	-	3,012,607
Increase (decrease) in current liabilities:
Accounts payable	(245,498)	(313,348)
Trade deposit received	-	(84,470)
Accrued liabilities and other payables	817,019	148,219
Taxes payable	(1,188,762)	(148,874)

Net cash provided by operating activities	13,937,964	1,075,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(181,594)	(3,297,694)
Construction in progress	(2,724,964)	-

Net cash used in investing activities	(2,906,558)	(3,297,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term bank loans	-	(2,511,264)
Warrants exercised	-	1,000,000
Capital contribution	-	65,340
Sale of common stock	-	1,579,483
Due to a shareholder	650,100	-

Net cash provided in financing activities	650,100	133,559

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	536,688	132,440

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	12,218,194	(1,956,481)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	4,729,149	6,685,630

CASH & CASH EQUIVALENTS, END OF YEAR	$16,947,343	$4,729,149

Supplemental Cash flow data:
Income tax paid	$1,545,623	$2,248,704
Interest paid	$-	$28,989

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

On February 12, 2010, the Company completed its merger with China Qinba in accordance with a Merger Agreement (the “Merger Transaction”). Prior to the reverse merger, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense, The Company (the legal acquirer) is considered the accounting acquiree and China Qinba (the legal acquiree) is considered the accounting acquirer for accounting purposes. Pursuant to the Merger Agreement, the Company issued 56,000,000 shares of Common Stock to the shareholders China Qinba in exchange for 100% of the outstanding shares of China Qinba. Immediately after the Closing, the Company had a total of 64,083,354 shares (post-reverse split) of common stock outstanding, with all of the shareholders of China Qinba Pharmaceuticals (and their assignees) owning approximately 87.39 % of the Company’s outstanding common stock, and the balance held by those who held the Company’s common stock prior to the Closing. Subsequent to the Merger Transaction, the financial statements of the combined entity will in substance be those of China Qinba. The assets, liabilities and historical operations prior to the Merger Transaction will be those of China Qinba. Subsequent to the date of the Merger Transaction, China Qinba is deemed to be a continuation of the business of the Company. As a result, the accompany consolidated financial statements have been retroactively presented to reflect the recapitalization.

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

On August 23, 2010, the Company sold 2,314,616 (post-reverse split) shares of common stock for approximately $1,600,000. On September 10, 2010 the Company effected a 1 for 3 reverse split of issued and outstanding shares of common stock of the Company without changing the par value of the stock. Shares after reverse split were retroactively restated from beginning of the period for all the periods presented.

On April 21, 2011, the Company issued 6,840,000 (post-reverse split) shares of its common stock to its employees with respect to its 2011 Incentive Stock Plan.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified recovery of bad debt allowance from other income to operating expenses for the year ended December 31, 2010; and prepayment for patents (non–current asset) from deposit (current asset) as of December 31, 2010.

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of December 31, 2011. The allowance for doubtful account as December 31, 2011 and 2010 was $897,765 and $1,115,319, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Costs that are capitalized to inventory primarily include direct manufacturing overhead such as labor costs and packing materials. There was no impairment of inventory for the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, inventories consisted of the following:

	2011	2010

Raw materials	$106,254	$909,240
Finished goods	86,945	110,153
	$193,199	$1,019,393

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

Property, Plant & Equipment consisted of the following as of December 31, 2011 and 2010:

	2011	2010 (Restated)
Building and improvements	$6,212,708	$6,480,316
Machinery	9,498,795	12,161,799
Fixture, furniture and equipment	151,389	206,243
Motor vehicles	150,558	143,243
	16,013,450	18,991,601
Less: Accumulated depreciation	(3,476,135)	(2,803,129)
	$12,537,315	$16,188,472

Depreciation expense for the years ended December 31, 2011 and 2010 was approximately $1,597,800 and $319,000, respectively.  At December 3, 2011, the Company made a provision for impairment of property and equipment of $3.03 million as a result of one of the Company’s Factory ceased production since January 2012 due to rebuilding the plant to GMP standards. The provision charged in the Consolidated Statements of Operation and Comprehensive Income in the amount of $2,957,175 as impairment loss provision and the balance as exchange loss.

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

Land use right	50 years
Proprietary technologies	20 years

As of December 31, 2011 and December 31, 2010, the components of intangible assets were as follows:

	2011	2010 (Restated)

Land use right	$1,373,669	$1,306,921
Proprietary technologies	9,380,943	8,925,119
	10,754,612	10,232,040
Less: Accumulated amortization	(2,232,046)	(1,591,307)
	$8,522,566	$8,640,733

Amortization expense for the years ended December 31, 2011 and 2010 was $545,790 and $518,980, respectively. The estimated future yearly amortization expenses related to intangible asset as of December 31, 2011 are as follows:

Year 1	$540,000
Year 2	540,000
Year 3	540,000
Year 4	540,000
Year 5	540,000
Thereafter	5,822,566
$8,522,566

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011, $3.03 million of the Company’s property and equipment was impaired as a result of ceased production of one factory since January 2012 due to rebuild the plant to GMP standards; and as of December 31, 2010, there were no significant impairments of its long-lived assets.

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

As of December 31, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Value Added Tax Payable (“VAT”)

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China. Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue is reported net of VAT. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. There was no unearned revenue at December 31, 2011 and 2010.

The Company has one revenue source from manufacturing and selling the pharmaceutical products, and does not allow its customers to return products. The Company’s customers can exchange products only if they are damaged in transportation.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended December 31, 2011and 2010, the Company incurred approximately $2,322,413 and $2,217,000 advertising expense, respectively.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2011 and 2010, the Company had not taken any significant uncertain tax position on its tax return for 2011 and prior years or in computing its tax provision for 2011.

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

	December 31, 2011	December 31, 2010

Balance sheet items, except for the registered and paid-up capital and retained earnings as of December 31, 2011 and December 31, 2010.	US$1=RMB6.3009	US$1=RMB6.6227
Year Ended December 31,
	2011	2010

Amounts included in the statements of operations, and statements of cash flow for the year ended December 31, 2011 and 2010.	US$1=RMB6.4588	US$1=RMB6.7695

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010
Net income (loss)	$(3,838,249)	$8,409,158
Weighted average shares outstanding - basic	73,176,602	65,200,378
Effect of dilutive securities:
Warrants issued	1,379,102	1,908,335
Weighted average shares outstanding – diluted *	73,176,602	67,108,713,
Earnings (loss) per share – basic	$(0.05)	$0.13
Earnings (loss) per share – diluted	$(0.05)	$0.13

* For the purpose of calculating diluted earnings per share, the warrants issued was excluded due to anti-dilution.

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

The Company also develops new products through arrangements and corporation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets. There was no Research and Development expense in the years ended December 31, 2011 and 2010.

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

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Updates No. 2011-11, “Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosure regarding financial instruments and derivative instruments.  Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAO and those entities that prepare their financial statements on the basis of IFRS.  This new guidance is to be applied retrospectively.  The adoption of these provisions does not have a material impact on the Company’s consolidated s financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In May 2011, the FASB issued ASU 2011-04, which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

Note 3 – PREPAYMENTS FOR PATENTS

The Company signed two contracts with Xi’an Keli Pharmaceutical Co., Ltd (“Keli”), a local pharmaceutical company, to purchase two medicine formulation that were in the process of completion of their research and development and obtaining of patent from the relevant PRC Governmental Authority from them; the total contracted amount was approximately $4.7 million (RMB 30 million).  As of December 31, 2010, the Company had prepayment for patents of $3,870,688 (RMB 25 million), and was committed to pay the remaining $0.8 million (RMB 5 million) upon the Company obtaining the registration certificate of the medicine.  These two contracts will expire on May 3, 2013.  On June 30, 2011, the Company entered into a supplemental agreement with Keli for changing the final completion date to March 31, 2014 as a result of implementing the new medicine manufacturing GMP standards issued in February 2011 by PRC Food and Drug Administration (“PRC FDA”) into the medicine formulation research and development process. Since 2011, PRC government has been strengthening the supervision of food and drug safety and upgrading large amount of medicine quality standards; accordingly, on April 23, 2012, the Company and Keli entered into a supplemental agreement for further extension of the final completion date to March 31, 2016 due to increased R&D work and testing cycle as a result of enhanced quality control standards and government regulation. Based on the agreement, if Keli cannot obtain the patents of new medicine formulation, the patents from the relevant PRC governmental Authority as set out in the agreement before the agreement expiration date, Keli will refund the full amount of the prepayment to the Company within 30 days of the agreement expiration date.

Note 4 – CONSTRUCTION IN PROGRESS

On November 29, 2011, the Company entered the contract for construction of $3,491,565 with Shanxi Zian Property Development Limited Company for the factory workshop improvement. The project was commenced from December 2011, and will finish in July 2012. The Company paid $2,793,252 and is required to pay an additional $698,313 at February 27, 2012.

Note 5 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Accrued salaries	$7,715	$5,122
Accrued welfare	28,630	33,799
Other payables	15,937	20,463
Accrued expenses - Note 14	1,414,659	877,733
Other levies	1,003	15,534
Total	$1,467,944	$952,651

Accrued expenses consisted of accrued employees welfare, insurance, and utilities of the manufacturing plants; and accrual of an arbitration decision of $168,750 representing 1,125,000 shares at $0.15 per share to be awarded to ValueRich (see Note 14).

Note 6 – DUE TO A SHAREHOLDER

As of December 31, 2011, the Company had a short-term loan of $650,100 from its shareholder for the Company’s working capital needs; this loan bore no interest and was payable upon demand.

Note 7 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 8 – COMMITMENTS

Purchasing Agreement

The Company signed two contracts with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4.7 million (RMB 30 million). As of December 31, 2011, the Company paid $3.9 million (RMB 25,000,000) as prepayment for patents, and the remaining $0.8 million (RMB 5 million) was committed to pay upon the Company obtaining the registration certificate of the medicine.  These two contracts will expire on May 3, 2013.  On June 30, 2011, the Company entered into a supplemental agreement with Keli for changing the final completion date to March 31, 2014 as a result of implementing the new medicine manufacturing GMP standards issued in February 2011 by PRC Food and Drug Administration (“PRC FDA”) into the medicine formulation research and development process. Since 2011, PRC government has been strengthening the supervision of food and drug safety and upgrading large amount of medicine quality standards; accordingly, on April 23, 2012, the Company and Keli entered into a supplemental agreement for further extension of the final completion date to March 31, 2016 due to increased R&D work and testing cycle as a result of enhanced quality control standards and government regulation. Based on the agreement, if Keli cannot obtain the patents of new medicine formulation from the relevant PRC governmental Authority as set out in the agreement before the agreement expiration date, Keli will refund the full amount of the prepayment to the Company within 30 days of the agreement expiration date.

Employment Agreements

Through our wholly-owned subsidiary, China Qinba Pharmaceuticals, Inc., the Company has executed employment agreements with each of its executive officers, specifically, Guozhu Wang, Chief Executive Officer; Guiping Zhang, President and Teo Lei, Chief Financial Officer. Each employment agreement has a term of two years.

On January 1, 2010, the Company entered into a three year Employment Agreement with Guozhu Wang to serve as the Company’s Chief Executive Officer. The Agreement provides for an annual salary of $5,095 and an annual bonus of up to 50% of the executive’s annual salary.

On January 1, 2010, the Company entered into a three year Employment Agreement with Guiping Zhang to serve as the Company’s President. The Agreement provides for an annual salary of $5,622 and an annual bonus of up to 50% of the executive’s annual salary.

On January 1, 2010, the Company entered into a three year Employment Agreement with Tao Lei to serve as the Company’s Chief Financial Officer. The Agreement provides for an annual salary of $4,392 and an annual bonus of up to 50% of the executive’s annual salary.

Note 9 – DEFERRED TAX ASSET

Deferred tax asset represented bad debt allowance, allowance for prepayments for patents, and provision for property impairment booked by the Company, which were not allowed per tax purpose. As of December 31, 2011, and 2010, deferred tax asset consisted of the following:

	2011	2010
Deferred tax asset - current (bad debt allowance)	$134,665	$-
Deferred tax asset - current	134,665	-

Deferred tax asset - noncurrent (impairment of fixed assets)	$454,692	$-

Note 10 – INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Pharmaceuticals, Inc., the parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. China Pharmaceuticals had no net operating loss carry forwards for income taxes at December 31, 2011, which may be available to reduce future years’ taxable income; NOL can be carried forward up to 20 years from the year the loss is incurred.

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

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007. Starting from 2008, the Enterprise Income Tax (EIT) was at a statutory rate of 15%. The Company recorded $214,698 and $1,994,046 income tax expense for the years ended December 31, 2011 and 2010.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the years ended December 31, 2011 and 2010:

	2011	2010
US statutory rates	(34.0)%	34.0%
Tax rate difference	9.0%	(10.9)%
Effect of tax holiday	9.7%	(12.2)%
Permanent difference – nondeductible stock compensation expense	20.8%	-%
Others	(0.4)%	0.9%
Valuation allowance	0.8%	7.4%
Tax per financial statements	5.9%	19.2%

The provision for income tax (benefit) for 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$789,647	$1,994,046
Income tax benefit - deferred	(574,949)	-
Total income tax expense	$214,698	$1,994,046

Note 11 – MAJOR CUSTOMERS AND CREDIT RISK

For the year ended December 31, 2011and 2010, no customer accounted for 10% or more of the Company’s sales. Three vendors provided 22%, 12%, and 10% of the Company’s purchases of raw materials for the year ended December 31, 2011; three vendors provided 18%, 12% and 10% of the Company’s purchase of raw materials for the year ended December 31, 2010. At December 31, 2011 and 2010, total payable due to these vendors was approximately $68,752, and $79,500, respectively.

Note 12 – STATUTORY RESERVES

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2011 and 2010, the Company had allocated $ 3,274,593 and $3,274,593 to these non-distributable reserve funds.

Note 13 – STOCK-BASED COMPENSATION PLAN

On December 17, 2009, China Qinba entered into a Shell Referral agreement with Dragon Link Investments, Ltd (Dragon Link) for Dragon Link to identify and refer a public shell company to the Company to consummate a reverse merger in the US. As consideration for the services provided by Dragon Link (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and Dragon Link), China Qinba agreed to issue to Dragon Link warrants to acquire 2,000,000 shares of the Company’s common stock, with registration rights, and exercisable at a price of $0.50 per post-split share within three years after the control acquisition or merger by China Qinba with a public company identified by Dragon Link . The warrants will expire on February 11, 2013. The fair value of the warrants at issuing date was $701,058; accordingly, the Company recorded the stock compensation expense of $701,058. The warrants were fully exercised in May of 2010. The Company received $1 million proceeds from exercise of the warrants.

On January 5, 2010, China Qinba entered into an agreement with IFG Investments Services, Inc. (IFG) to obtain certain consulting services including advising on a merger/acquisition transaction and regulatory filings, and other services and support as requested. In consideration for the consulting services to be performed by IFG (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and IFG), China Qinba agreed to issue to IFG warrants to acquire 3,000,000 shares of the Company’s common stock, with registration rights, exercisable at $0.50 per post-split share within three years after the closing of the control acquisition or merger by China Qinba with public company. The warrants will expire on February 11, 2013. The warrants were vested immediately. The fair value of the warrants at issuing date was $1,051,588; accordingly, the Company recorded the stock compensation expense of $1,051,588.

On January 27, 2010, China Qinba entered into an investor relations agreement with HACG Investor Relations Services, Inc. (HACG), to obtain certain public company sector services, including advising on and with respect to investor relations. The term of the contract expires January 31, 2011. As consideration for the services to be performed by HACG (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and HACG), China Qinba agreed to issue to HACG warrants to acquire 2,000,000 shares of the Company’s common stock, with registration rights, exercisable at $0.50 per post-split share until January 31, 2013. The warrants were vested immediately. The fair value of the warrants at issuing date was $469,976; accordingly, the Company recorded the stock compensation expense of $469,976.

Based on the fair value method under ASC Topic 505, the fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model and is recognized as compensation expense over the service period of each warrants issued. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the warrant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The fair value was estimated at the date of grant using the following range of assumptions: average risk-free interest rate – 1.89%; expected life – 3 years; expected volatility – 219%; and expected dividends – nil.  The following table summarizes activities of these warrants (post stock split) for the years ended December 31, 2011 and 2010:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Exercisable at January 1, 2010	-
Cancelled	-	-	-
Granted	7,000,000	0.50	3.00
Exercised	(2,000,000)	0.50	-
Outstanding at December 31, 2010	5,000,000	0.50	2.11
Exercisable at December 31, 2010	5,000,000	0.50	2.11

Granted
Exercised			-
Outstanding at December 31, 2011	5,000,000	$0.50	1.11
Exercisable at December 31, 2011	5,000,000	$0.50	1.11

In April 2011, the Company’s board of Directors approved to issue 6,840,000 shares of its common stock to its employees with respect to its 2011 Incentive Stock Plan upon filing of the Company’s form S-8 with the SEC. Those shares were fully vested and non-forfeitable when issued. The Company recorded $4,856,400 as stock compensation expense based on the fair value of the shares as of the grant date.

Note 14 – CONTINGENCY

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

On March 11, 2011, the Company filed its Answer and Counterclaims. ValueRich has filed its Reply to the Company’s Counterclaims. ValueRich filed a Motion to Dismiss the Counterclaims, and the Arbitrator granted the Motion to Dismiss. Thereafter, the Company filed its Answer to the Amended Arbitration Petition, which sought to add additional parties to the proceeding. On December 6, 2011, the Arbitrator heard a hearing on ValueRich’s claims.

On December 7, 2011, the Company received the arbitration decision, in which the Arbitrator awarded 1,125,000 registered shares of the Company to ValueRich for past work performed. To the knowledge of the Company, the award has not been confirmed in a court of competent jurisdiction as of the Balance Sheet date.  However, the Company accrued $168,750 (note 5) stock compensation expense for this arbitration decision at the stock price of the arbitration decision date at $0.15 per share.

Note 15 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 16– RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at December 31, 2010 were restated to reflect the following:

1.
Fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net increased by $2,014,754, the Intangible assets increased by $838,387.

2.	Accumulated other comprehensive income increased by $2,853,141.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2010:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Property and equipment, net	$14,173,718	$16,188,472	$2,014,754
Intangible assets	$7,802,346	$8,640,733	$838,387
Total noncurrent assets	$25,810,538	$28,663,679	$2,853,141
Accumulated other comprehensive income	$704,301	$3,557,442	$2,853,141
Total Stockholders’ Equity	$42,532,875	$45,386,016	$2,853,141

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2010:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Comprehensive income	$631,758	$1,216,059	$584,301

Note 17 – SUBSEQUENT EVENTS

For the year ended December 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance. Other than item already stated in note 3, no significant events occurred subsequent to the balance sheet date and prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s  CEO and CFO (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the Company’s CEO and CFO noted a material weakness (see Management’s Report on Internal Control over Financial Reporting below) and concluded that the Company’s disclosure controls and procedures were not effective.  The Company’s material weakness in its internal control over financial reporting is related to the lack of accounting personnel with U.S. GAAP proficiency.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.

  Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act), internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that at December 31, 2011 there was a material weakness and therefore, the internal control over financial reporting was not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This Annual Report does not include an attestation report issued by our registered independent accounting firm regarding our internal control over financial reporting. The management’s report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers.

Name	Age	Position/Title
Guozhu Wang	49	Chief Executive Officer and Chairman of the Board
Guiping Zhang	46	President and Director
Tao Lei	41	Chief Financial Officer
Zaizhi Cheng	57	Director
Xiaogang Zhu	58	Director
Michael Segal	70	Director

Our directors hold office until the next annual meeting of our shareholders and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

GUOZHU WANG – Chief Executive Officer, Chairman. Mr. Wang was appointed Chief Executive Officer of the Company on February 12, 2010. Mr. Wang has been China Qinba Pharmaceuticals’ CEO since November 5, 2008 and its Chairman since November 15, 2008. He has also been Chairman of Xi’an Pharmaceuticals since August 2007. Mr. Wang served as Chairman of the Board at Shandong Cide Pharmaceuticals, Inc., where he was in charge of overall operations of the company from May 2004 until August 2007. Mr. Wang was also employed at Jilin Aodong Medicine Industry Group Co., Ltd., Shandong Sales Company as General Manager in charge of sales from May 2003 until May 2004.

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

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Corporate Governance and Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of China Pharmaceuticals:

●	Mr. Guozhu Wang has extensive knowledge of the pharmaceuticals industry and has served in leadership positions in various pharmaceuticals companies since 2003.
●	Mr. Guiping Zhang has been a key member of Xi’an Pharmaceuticals’ management since 2001 and processes an extensive knowledge of the pharmaceuticals industry and the Company’s products.
●	Mr. Zaizhi Cheng has significant experience leading the financial divisions of several companies in the PRC.
●	Mr. Michael Segal has significant experience in the U.S. financial industry and the corporate governance of U.S. public companies.
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

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
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

Code of Ethics

On December 19, 2008, we adopted a code of ethics to apply to all of our executive officers, including our principal executive, financial and accounting officers, our directors, our financial managers and all employees are expected to adhere and promote regarding individual and peer responsibilities, and responsibilities to other employees, the Company, the public and other stakeholders.  There were no amendments of waivers to this code in fiscal year of 2011.  Our code of ethics is available for review on our website at http://www.chinapharmaceuticalsinc.com.  We will provide a copy of our code of ethics free of charge to any person who so requests.  Requests should be directed to Mr. Yufei Qiao, our Corporate Secretary, at qiaoyufeiok@yahoo.com.cn, by mail to China Pharmaceuticals, Inc., 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Rd, Hi-Tech Development Zone, Xi’an City, PRC 710075 or by telephone at 86-29-82098912-8038.

The board and its committees held the following number of meetings during the fiscal year of 2011:

Board of Directors	5
Audit Committee	1
Compensation Committee	2
Corporate Governance and Nominating Committee	3

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2011.

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

Shareholder Communications

Shareholders requesting communication with Directors can do so by writing to China Pharmaceuticals, Inc., c/o Corporate Secretary, Mr. Yufei Qiao, 24th Floor, Building A, Zhengxin Mansion, No. 5 of 1st Gaoxin Rd, Hi-Tech Development Zone, Xi’an City, PRC or emailing to qiaoyufeiok@yahoo.com.cn.  At this time we do not screen communications received and would forward any requests directly to the named Director. If no Director was named in a general inquiry, the Secretary would contact either the Chairman or the Chairman of a particular committee, as appropriate. We do not provide the physical address, email address, or phone numbers of Directors to outside parties without a Director's permission.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that Zhang Guiping andWang Guozhu were each late in filing a Form 4.

Item 11.                Executive Compensation.

The following is a summary of the compensation we paid to our Chief Executive Officer and Chief Financial Officer for the two years ended December 31, 2011 and 2010..

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (3) ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Bowering, Former Chief Executive Officer and Director (1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Guozhu Wang, Director and Chief Executive Officer (2)	2011	5,095	0	639,000	0	0	0	0	644,095
	2010	5,242	0	0	0	0	0	0	5,242
Guiping Zhang, President (2)	2011	5,622	0	639,000	0	0	0	0	644,622
	2010	5,769	0	0	0	0	0	0	5,769

Tao Lei, Chief Financial Officer(2)	2011	4,392	0	0	0	0	0	0	4,932
	2010	1,581	0	0	0	0	0	0	1,581

(1)           Terry Bowering resigned as our Chief Executive Officer, on February 12, 2010, and resigned as a Director, effective March 4, 2010.
(2)           These amounts represent compensation paid by China Qinba Pharmaceuticals and its subsidiaries. China Qinba Pharmaceuticals executed employment agreements with our Chief Executive Officer, President and Chief Financial Officer as of January 1, 2010. The employment agreements are for a term of two years.  The employment agreements will provide for annual salaries and annual bonuses in amounts not less than the amounts set forth in the table above.

Employment Agreements

Through our wholly-owned subsidiary, China Qinba Pharmaceuticals, Inc, we have executed employment agreements with each of our executive officers, specifically, Guozhu Wang, our Chief Executive Officer; Guiping Zhang, our President and Teo Lei, our Chief Financial Officer. Each employment agreement has a term of two years.

On January 1, 2010, we entered into a three-year Employment Agreement with Guozhu Wang to serve as our Chief Executive Officer. The Agreement provides for an annual salary of $5,095 and an annual bonus of up to 50% of the executive’s annual salary.

On January 1, 2010, we entered into a three-year Employment Agreement with Guiping Zhang to serve as our President. The Agreement provides for an annual salary of $5,622 and an annual bonus of up to 50% of the executive’s annual salary.

On January 1, 2010, we entered into a three-year Employment Agreement with Tao Lei to serve as our Chief Financial Officer. The Agreement provides for an annual salary of $4,392 and an annual bonus of up to 50% of the executive’s annual salary.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal years ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zaizhi Cheng (1)	-	-	-	-	-	-	-
Xiaogang Zhu (1)	-	-	-	-	-	-	-
Michael Segal (2)	24,000	-	-	-	-	-	24,000

(1) Zaizhi Cheng and Xiaogang Zhu did not receive any compensation for their services as directors in the year of 2011.
(2) On January 19, 2010, the Company entered into a letter agreement (the “Letter Agreement”) with its director, Michael Segal, for his services to the Company as a director. Pursuant to the Letter Agreement, Mr. Segal is entitled to receive (i) 0.9% Common Stock based upon the total number of shares issued and outstanding as of the date of the Letter Agreement. (ii) a fee of $24,000 annually, and (iii) Common Stock equal to $24,000 based on the closing price of the Company’s stock on December 31st of each year.

Notwithstanding the foregoing, generally, we pay no compensation to the directors for serving as a director. There are no other elements of compensation paid to our directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding at the end of the fiscal year of 2011.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer, President and Chief Financial Officer, and (iv) all executive officers and directors as a group as of May 4, 2012.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Directors and Executive Officers

Common Stock	Guozhu Wang Chief Executive Officer and Director	10,756,002	14.30%

Common Stock	Guiping Zhang President and Director	9,612,000	12.78%

Common Stock	Tao Lei Chief Financial Officer	0	0%

Common Stock	Zaizhi Cheng Director 102 Unit 2, Building 24, Yingshi Street, Huaiyin District, Ji’nan, Shandong, People’s Republic of China 250022	0	0%

Common Stock	Michael Segal Director 11 East 86 th Street, Suite 19B New York, NY 10028	293,124	0.39%

Common Stock	Xiaogang Zhu Director 513 Unit 1, Building 7 of 3546 Factory, Xinwenxiang, Beilin District, Xi’an, People’s Republic of China 710061	0	0%

Common Stock
All Directors and Executive Officers as a Group (6 persons)		20,661,126	27.47%

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

In determining the percent of common stock owned by a person or entity on May 4, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on May 4, 2012 (75,237,972 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

 Item 13.                Certain Relationships and Related Transactions, and Director Independence.

Mr. Guozhu Wang, Chief Executive Officer of the Company and Mr. Guiping Zhang, President of the Company, each extended a short-term loan of $325,050 to us for the Company’s capital needs. These loans bear no interest and are payable upon demand. As of May 4, 2012, the outstanding balance of these loans was $650,100.

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

Item 14.                Principal Accounting Fees and Services

 Fees Billed For Audit and Non-Audit Services

Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2011(3)	2010(3)

Audit Fees (1)
ACSB (2)	$26,000	$47,700
Clement (2)	79,000	-
Audit-Related Fees
ACSB (2)	$-	394
Clement (2)	-	-
Tax Fees (4)	-	-
All Other Fees (5)	$-	78,143
Total Accounting Fees and Services	$105,000	$126,237

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
On September 6, 2011, the Company was notified that its principal independent accountant, Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”), had resigned its engagement with the Company, effective immediately. On October 8, 2011, the board of directors of the Company ratified and approved the Company's engagement of Clement C. W. Chan & Co. (“Clement”) as independent auditors for the Company and its subsidiaries.

(3)
The amounts shown in 2011 relate to the audit of our annual financial statements for the fiscal year ended December 31, 2011, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2011.The amounts shown in 2010 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2010.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to its subcommittee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.                Exhibits , Financial Statements Schedules

Exhibit Number	Description

2.1
Merger Agreement and Plan of Reorganization by and among Allstar Restaurants, Allstar Acquisitions Co., Terry Bowering, and   China Qinba Pharmaceuticals, Inc. and the Controlling Shareholders of China Quinba dated February 12, 2010 (1)

2.2	Share Exchange Agreement between Allstar Restaurants and Terry Bowering dated February 12, 2010 (1)
3.1	Charter and Articles of Incorporation of Allstar Restaurants. (1)
3.2	Amended Articles of Incorporation of Allstar Restaurants (1)
3.3	Amended Articles of Incorporation of Allstar Restaurants (Name Change) (1)
3. 4	Articles of Merger of Allstar Restaurants and China Pharmaceuticals, Inc. (6)
3. 5	Certificate of Change to the Articles of Incorporation of China Pharmaceuticals, Inc. (4)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State. (8)
4.1	China Pharmaceuticals, Inc. 2011 Incentive Stock Plan (9)
10.1	Medical Materials Contract – Xi’an Tianyi Biotechnology Co. Ltd, (1)
10.2	Medicine Packaging Material Contract – Shaanxi Daxin Plastics Co. Ltd. (1)
10.3	Medicine Materials Contract – Shaanxi Qiangli Technology Co. Ltd. (1)
10.4	Employment Agreement with Tao Lei, Chief Financial Officer (1)
10.5	Employment Agreement with Gouzhu Wang, Chief Executive Officer (1)
10.6	Employment Agreement with Guiping Zhang, President (1)
10.7	Warrant Placement Agreement – IFG Investments Services, Inc. (1)
10.8	Warrant Placement Agreement – HACG Investor Relations Services Inc. (1)
10.9	Warrant Placement Agreement – Dragon Link Investments Ltd. (1)
10.10	Consulting Agreement IFG Investment Services, Inc. January 5, 2010 (1)
10.11	Investor Relations Agreement HACG Investor Relations Services Inc. January 27, 2010 (1)
10.12	Referral Agreement Dragon Link Investments Ltd. December 17, 2009 (1)
10.13	Agreement on Entrustment for Operation and Management (1)
10.14	Agreement on Share Pledge (1)
10.15	Exclusive Option Agreement (1)
10.16	Current Fund Loan Agreement, dated January 20, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.17	Current Fund Loan Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.18
Mortgage & Guarantee & Borrowing Contract, dated April 28, 2007, and extension agreement dated April 6, 2009, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd. (3)

10.19	Mortgage & Guarantee & Borrowing Contract, dated July 9, 2008, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.20	Factoring Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.21	Shareholder Voting Proxy Agreement (5)
10.22	The Consulting Agreement between ValueRich Inc. and Xi’an Qin Ba Pharmacy Co Ltd. (7)
10.23	The Letter Agreement, dated January 19, 2010, by and between the Company and Michael Segal.(5)
10.24	Standard Master Supplier Contract*
10.25	Factory Workshop and Electrical Renovation Project Contract, dated November 29, 2011, between Xi’an Qinba Pharmaceuticals, Inc. and Shaanxi Zi’an Property Development Limited Company*
10.26
Technical Service Contract of Chongloukegandiwan, dated December 2, 2010, between Xi’an Qinba Pharmaceuticals, Inc. and Xi’an Keli Pharmaceutical Co., Ltd., as amended by Supplemental Agreements dated December 3, 2010 and June 30, 2011. *

10.27
Technical Service Contract of Tangningziyabitusipian, dated November 30, 2010, between Xi’an Qinba Pharmaceuticals, Inc. and Xi’an Keli Pharmaceutical Co., Ltd., as amended by Supplemental Agreements dated December 3, 2010 and June 30, 2011.*

10.28	Supplemental Agreement of Technical Service Contract of Chongloukegandiwan and Tangningziyabitusipian, dated April 23, 2012, by and between Xi'an Qinba Pharmaceuticals Co., Ltd. and Xi'an Keli Pharmaceutical Co., Ltd.
14.1	Code of Ethics (2)
16.1	Allstar Letter to HJ & Associates – Termination Letter (1)
16.2	HJ & Associates Letter – Item 4.01 (1)
21.1	List of Subsidiaries (5)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

*filed herewith.

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on February 19, 2010.
(2)	Incorporated by reference to the exhibit to our Annual Report on Form 10-KSB filed with the SEC on July 1, 2008.
(3)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on April 15, 2010
(4)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on September 17, 2010.
(5)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K for the fiscal year ended December, 31, 2010, filed with the SEC on April 15, 2011.
(6)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on April 1, 2010.
(7)
The Consulting Agreement between ValueRich Inc. and Xi’an Qin Ba Pharmacy Co Ltd. was initially filed with the SEC as Exhibit 10.18 to Amendment No. 1 to Form S-1 of China Qinba Pharmaceuticals, Inc. on June 18, 2009, but a complete copy of the agreement was filed with our Annual Report on Form 10-K/A on September 1, 2011 and is incorporated herein by reference.

(8)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2011.
(9)	Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed with the SEC on May 10, 2011.
(10)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K/A filed with the SEC on September 1, 2011.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 7, 2012
CHINA PHARMACEUTICALS, INC.

By:	/s/ Guozhu Wang
Guozhu Wang
Chief Executive Officer

Pursuant to the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Guozhu Wang	Chief Executive Officer and Director (principal executive officer)	May 7, 2012
Guozhu Wang

/s/ Tao Lei	Chief Financial Officer (principal financial and accounting officer)	May 7, 2012
Tao Lei

/s/ Guiping Zhang	President and Director	May 7, 2012
Guiping Zhang

/s/ Zaizhi Cheng	Director	May 7, 2012
Zaizhi Cheng

/s/ Michael Segal	Director	May 7, 2012
Michael Segal

/s/ Xiaogang Zhu	Director	May 7, 2012
Xiaogang Zhu