Form 10-Q
period 2012-03-31
China Pharmaceuticals Inc
filed 2012-05-21
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,237,972 shares of common stock, $0.001 par value, were outstanding as of May 18, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 and DECEMBER 31, 2011

	Notes	2012 (Unaudited)	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	2	$16,727,962	$16,947,343
Accounts receivable, net of doubtful accounts of $853,620 and $897,765 at March 31, 2012 and December 31, 2011, respectively	2	5,449,966	5,150,061
Inventory	2	159,779	193,199
Deposits and other receivables		81,815	83,460
Income tax receivable		336,593	343,742
Deferred tax asset	9	128,043	134,665

Total current assets		22,884,158	22,852,470

NONCURRENT ASSETS
Prepayment for patents	3	3,971,848	3,967,687
Property and equipment, net	2	12,369,927	12,537,315
Construction in progress	4	3,145,703	2,793,252
Intangible assets	2	8,391,489	8,522,566
Deferred tax asset	9	455,169	454,692

Total noncurrent assets		28,334,136	28,275,512

TOTAL ASSETS		$51,218,294	$51,127,982

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$651,386	$217,613
Accrued liabilities and other payables	5	1,324,163	1,467,944
Value-added and other tax payable		164,587	14,229
Due to shareholders	6	650,100	650,100

Total current liabilities		2,790,236	2,349,886

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 150,000,000 shares authorized, 75,237,972 shares issued and outstanding		75,238	75,238
Paid in capital		16,231,557	16,231,557
Statutory reserve	12	3,274,593	3,274,593
Accumulated other comprehensive income		5,982,646	5,931,371
Retained earnings		22,864,024	23,265,337

Total stockholders' equity		48,428,058	48,778,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$51,218,294	$51,127,982

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
(UNAUDITED)

	Notes	2012	2011

Net sales		$1,580,229	$7,687,217

Cost of goods sold		812,869	3,367,530

Gross profit		767,360	4,319,687

Operating expenses
Selling, general and administrative expenses		1,220,251	1,255,868
(Recovery) / reserve of bad debt allowance		(44,993)	(280,503)

Total operating expenses		1,175,258	975,365

(Loss) income from operations		(407,898)	3,344,322

Non-operating income (expenses)
Interest income		20,885	9,888
Financial expense		(56)	(342)
Other expense		-	(1,651)

Total non-operating income, net		20,829	7,895

(Loss) income before income tax		(387,069)	3,352,217

Income tax expense	10	14,243	464,204

Net (Loss) income		(401,312)	2,888,013

Other comprehensive item
Foreign currency translation		51,275	470,668

Comprehensive (loss) income		$(350,037)	$3,358,681

Weighted average common shares outstanding
Basic	2	75,237,972	68,397,972
	2
Diluted		75,237,972	70,668,240

Basic (loss) earnings per share	2	$(0.01)	$0.04

Diluted (loss) earnings per share *	2	$(0.01)	$0.04

* For the purpose of calculating diluted earnings per share, the warrants issued was excluded due to anti-dilution for the three months ended March 31, 2012.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE ENDED MARCH 31, 2012 and 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(401,312)	$2,888,013
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision of bad debt allowance	(44,993)	(280,503)
Changes in deferred tax	6,749	-
Loss on assets disposed	-	1,651
Depreciation and amortization	319,987	392,271
(Increase) decrease in current assets:
Accounts receivable	(248,900)	661,349
Inventory	33,552	680,909
Deposits and other receivables	1,728	230,750
Trade deposit paid	-	(56,443)
Increase (decrease) in current liabilities:
Accounts payable	432,644	39,115
Accrued liabilities and other payables	(144,841)	44,872
Taxes payable	157,523	110,982

Net cash provided by operating activities	112,137	4,712,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(348,797)	-

Net cash used in investing activities	(348,797)	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	17,278	66,996

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(219,381)	4,779,962

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,947,343	4,729,149

CASH & CASH EQUIVALENTS, END OF PERIOD	$16,727,962	$9,509,111

Supplemental Cash flow data:
Income tax paid	$39,520	$412,689
Interest paid	$-	$-

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The consolidated interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of March 31, 2012. The allowance for doubtful account as March 31, 2012 and December 31, 2011 was $853,620 and $897,765, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Costs that are capitalized to inventory primarily include direct manufacturing overhead such as labor costs and packing materials. There was no impairment of inventory for the three months ended March 31, 2012 and year ended December 31, 2011. As of March 31, 2012 and December 31, 2011, inventories consisted of the following:

	2012	2011

Raw materials	$84,291	$106,254
Finished goods	75,488	86,945
	$159,779	$193,199

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

Property, Plant & Equipment consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Building and improvements	$6,219,222	$6,212,708
Machinery	9,508,755	9,498,795
Fixture, furniture and equipment	151,548	151,389
Motor vehicles	150,716	150,558
	16,030,241	16,013,450
Less: Accumulated depreciation	(3,660,314)	(3,476,135)
	$12,369,927	$12,537,315

Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $180,265 and $258,913, respectively. At December 3, 2011, the Company made a provision for impairment of property and equipment of $3.03 million as a result of one of the Company’s factory ceased production since January 2012 due to rebuilding the plant to GMP standards. The provision charged in the Consolidated Statements of Operation and Comprehensive Income in the amount of $2,957,175 as impairment loss provision and $11,474 as foreign currency translation  gain.

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

Land use right	50 years
Proprietary technologies	20 years

As of March 31, 2012 and December 31, 2011, the components of intangible assets were as follows:

	2012	2011

Land use right	$1,375,109	$1,373,669
Proprietary technologies	9,390,780	9,380,943
	10,765,889	10,754,612
Less: Accumulated amortization	(2,374,400)	(2,232,046)
	$8,391,489	$8,522,566

Amortization expense for the three months ended March 31, 2012 and 2011 was $139,722 and $133,358, respectively. The estimated future yearly amortization expenses related to intangible asset as of March 31, 2012 are as follows:

Year 1	$540,000
Year 2	540,000
Year 3	540,000
Year 4	540,000
Year 5	540,000
Thereafter	5,691,489
$8,391,489

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, $3.03 million of the Company’s property and equipment was impaired as a result of ceased production of one factory since January 2012 due to rebuild the plant to GMP standards.

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Value Added Tax Payable (“VAT”)

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China. Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue is reported net of VAT. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. There was no unearned revenue at March 31, 2012 and December 31, 2011.

The Company has one revenue source from manufacturing and selling the pharmaceutical products, and does not allow its customers to return products. The Company’s customers can exchange products only if they are damaged in transportation.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended March 31, 2012and 2011, the Company didn’t incur any significant advertising expense.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2012 and December 31, 2011, the Company had not taken any significant uncertain tax position on its tax return for 2011 and prior years or in computing its tax provision for 2012.

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

	March 31, 2012	December 31, 2011

Balance sheet items, except for the registered and paid-up capital and retained earnings as of March 31, 2012 and December 31, 2011.	US$1=RMB6.2943	US$1=RMB6.3009
	Three months Ended March 31,
	2012	2011

Amounts included in the statements of operations, and statements of cash flow for the three months ended March 31, 2012 and 2011.	US$1=RMB6.3074	US$1=RMB6.5832

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	2012	2011
Net income (loss)	$(401,312)	$2,888,013
Weighted average shares outstanding - basic	75,237,972	68,397,972
Effect of dilutive securities:
Warrants issued	-	2,270,268
Weighted average shares outstanding – diluted *	75,237,972	70,668,240,
Earnings (loss) per share – basic	$0.01	$0.04
Earnings (loss) per share – diluted	$0.01	$0.04

* For the purpose of calculating diluted earnings per share, the warrants issued was excluded due to anti-dilution for the three months ended March 31, 2012.

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

The Company also develops new products through arrangements and corporation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets. There was no Research and Development expense in the three months ended March 31, 2012 and 2011.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There is no material impact on the consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

In December 2011, the FASB issued Accounting Standards Updates No. 2011-11, “Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosure regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions does not have a material impact on the Company’s consolidated financial statements.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.
.
Note 3 – PREPAYMENTS FOR PATENTS

The Company signed two contracts with Xi’an Keli Pharmaceutical Co., Ltd (“Keli”), a local pharmaceutical company, to purchase two medicine formulation that were in the process of completion of their research and development and obtaining of patent from the relevant PRC Governmental Authority from them; the total contracted amount was approximately $4.7 million (RMB 30 million). As of March  31, 2012, the Company had prepayment for patents of $3,971,848 (RMB 25 million), and was committed to pay the remaining $0.79 million (RMB 5 million) upon the Company obtaining the registration certificate of the medicine. These two contracts will expire on May 3, 2013. On June 30, 2011, the Company entered into a supplemental agreement with Keli for changing the final completion date to March 31, 2014 as a result of implementing the new medicine manufacturing GMP standards issued in February 2011 by PRC Food and Drug Administration (“PRC FDA”) into the medicine formulation research and development process. Since 2011, PRC government has been strengthening the supervision of food and drug safety and upgrading large amount of medicine quality standards; accordingly, on April 23, 2012, the Company and Keli entered into a supplemental agreement for further extension of the final completion date to March 31, 2016 due to increased R&D work and testing cycle as a result of enhanced quality control standards and government regulation. Based on the agreement, if Keli cannot obtain the patents of new medicine formulation, from the relevant PRC governmental Authority as set out in the agreement before the agreement expiration date, Keli will refund the full amount of the prepayment to the Company within 30 days of the agreement expiration date.

Note 4 – CONSTRUCTION IN PROGRESS

On November 29, 2011, the Company entered into a contract for construction for the sum of $3.5  million (RMB 22,000,000) with Shanxi Zian Property Development Limited Company for the factory workshop improvement. The project was commenced from December 2011, and will finish in July 2012. Up to March 31, 2012, the Company paid $3.15 million (RMB19, 800,000) and is required to pay an additional $0.35 million (RMB2, 200,000).

Note 5 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Accrued salaries	$6,988	$7,715
Accrued welfare	28,660	28,630
Other payables	15,953	15,937
Accrued expenses - Note 14	1,267,362	1,414,659
Other levies	5,200	1,003
Total	$1,324,163	$1,467,944

Accrued expenses consisted of accrued employees welfare, insurance, and utilities of the manufacturing plants; and accrual of an arbitration decision of $168,750 representing 1,125,000 shares at $0.15 per share to be awarded to ValueRich (see Note 14).

Note 6 – DUE TO A SHAREHOLDER

As of March 31, 2012 and December 31, 2011, the Company had a short-term loan of $650,100 from its shareholder for the Company’s working capital needs; this loan bears no interest and was payable upon demand.

Note 7 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 8 – COMMITMENTS

Purchasing Agreement

The Company signed two contracts with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4.7 million (RMB 30 million). As of March 31, 2012, the Company paid $3.97 million (RMB 25,000,000) as prepayment for patents, and the remaining $0.79 million (RMB 5 million) was committed to pay upon the Company obtaining the registration certificate of the medicine. These two contracts will expire on May 3, 2013. On June 30, 2011, the Company entered into a supplemental agreement with Keli for changing the final completion date to March 31, 2014 as a result of implementing the new medicine manufacturing GMP standards issued in February 2011 by PRC Food and Drug Administration (“PRC FDA”) into the medicine formulation research and development process. Since 2011, PRC government has been strengthening the supervision of food and drug safety and upgrading large amount of medicine quality standards; accordingly, on April 23, 2012, the Company and Keli entered into a supplemental agreement for further extension of the final completion date to March 31, 2016 due to increased R&D work and testing cycle as a result of enhanced quality control standards and government regulation. Based on the agreement, if Keli cannot obtain the patents of new medicine formulation from the relevant PRC governmental Authority as set out in the agreement before the agreement expiration date, Keli will refund the full amount of the prepayment to the Company within 30 days of the agreement expiration date.

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

Construction in Process

On November 29, 2011, the Company entered into a contract for construction for the sum of $3.5 million (RMB 22,000,000) with Shanxi Zian Property Development Limited Company for the factory workshop improvement. The project was commenced from December 2011, and will finish in July 2012. Up to March 31, 2012, the Company paid $3.15 million (RMB19, 800,000) and is required to pay an additional $0.35 million (RMB2, 200,000).

Note 9 – DEFERRED TAX ASSET

Deferred tax asset represented bad debt allowance, and provision for property impairment booked by the Company, which were not allowed per tax purpose. As of March 31, 2012, and December 31, 2011, deferred tax asset consisted of the following:

	2012	2011
Deferred tax asset - current (bad debt allowance)	$128,043	$134,665

Deferred tax asset - noncurrent (impairment of fixed assets)	$455,169	$454,692

Note 10 – INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Pharmaceuticals, Inc., the parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. China Pharmaceuticals had no net operating loss carry forwards for income taxes at March 31, 2012, which may be available to reduce future years’ taxable income; NOL can be carried forward up to 20 years from the year the loss is incurred.

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

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007. Starting from 2008, the Enterprise Income Tax (EIT) was at a statutory rate of 15%. The Company recorded $14,243 and $464,204 income tax expense for the three months ended March 31, 2012 and 2011.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended March 31, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Effect of tax holiday	9.8%	(10.3)%
Others	18.5%	(1.5)%
Valuation allowance	0.4%	0.7%
Tax per financial statements	3.7%	13.9%

The provision for income tax for the three months ended March 31, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$7,494	$4,64,204
Income tax expense - deferred	6,749	-
Total income tax expense	$14,243	$464,204

Note 11 – MAJOR CUSTOMERS AND CREDIT RISK

For the three months ended March 31, 2012, three customers accounted for 41%, 18%, and 11% of the Company’s sales. For the three months ended March 31, 2011,no customer accounted for 10% or more of the Company’s sales. Total accounts receivable from these customers were $3,011,809 at March 31, 2012.

Three vendors provided 22%, 15%, and 14% of the Company’s purchases of raw materials for the three months ended March 31, 2012; three vendors provided 25%, 15% and 13% of the Company’s purchase of raw materials for the three months ended March 31, 2011. At March 31, 2012, total payable due to these vendors was approximately $281,369.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2012 and December 31, 2011, the Company had allocated $ 3,274,593 and $3,274,593 to these non-distributable reserve funds.

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

Based on the fair value method under ASC Topic 505, the fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model and is recognized as compensation expense over the service period of each warrants issued. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the warrant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The fair value was estimated at the date of grant using the following range of assumptions: average risk-free interest rate – 1.89%; expected life – 3 years; expected volatility – 219%; and expected dividends – nil. The following table summarizes activities of these warrants (post stock split):

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	5,000,000	$0.50	2.11
Exercisable at January 1, 2011	5,000,000	0.50	2.11
Cancelled	-	-	-
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2011	5,000,000	0.50	1.11
Exercisable at December 31, 2011	5,000,000	0.50	1.11

Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2012	5,000,000	$0.50	0.86
Exercisable at March 31, 2012	5,000,000	$0.50	0.86

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

Note 15 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the United States of America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected. In such case, investor may lose all or part of the investment. Additional risks include:

•	The Company may not be able to adequately protect and maintain its intellectual property.
•	The Company may not be able to obtain regulatory approvals for its products.
•
The Company may have difficulty competing with larger and better financed companies in the same sector. New legislative or regulatory requirements may adversely affect the Company’s business and operations. The Company is dependent on certain key existing and future personnel.

•	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.

•	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
•	The Company may experience barriers to conducting business due to governmental policy.
•	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the United States.
•	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.
•	The Company may face obstacles from the communist system in the PRC.
•	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.
•	Trade barriers and taxes may have an adverse affect on the Company’s business and operations.
•	There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Note 16 – SUBSEQUENT EVENTS

The company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2012, and 2011, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q (“Report”).

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

Results of Operations

Comparison of the Three Months ended March 31, 2012 and 2011

The following table sets forth the results of our operations for the three months ended March 31, 2012 and 2011 indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	1,580,229		7,687,217
Cost of Goods Sold	812,869	51%	3,367,530	44%
Gross Profit	767,360	49%	4,319,687	56%
Operating Expenses	1,175,258	74%	975,365	12%
(Loss) Income from Operations	(407,898)	(25)%	3,344,322	44%
Other Income (Expenses), net	20,829	1%	7,895	-%
Income Tax Expense (Benefit)	14,243	1%	464,204	6%
Net (Loss) Income	(401,312)	(25)%	2,888,013	38%

Sales

In the three months ended March 31, 2012, we had sales of $1,580,229, a decrease of 79% as compared to $7,687,217 in the same period of 2011. This decrease was primarily due to decrease in production volume starting from the second quarter of 2011as a result of our preparation for GMP certification. In order to meet the requirements of GMP certification, we had to upgrade our machinery and equipment and provide training to our employees, which interrupted our production. We expect our sales will gradually increase as our production capacity is restored to normal level after the GMP certification.

Cost of Goods Sold

Cost of goods sold consisted of costs of raw materials, salary, fuel and electricity, costs related to manufacturing workshop, and others. Cost of goods sold decreased to $812,869 for the three months ended March 31, 2012, representing a 76% decrease as compared to $3,367,530 for the three months ended March 31, 2011. This decrease was primarily due to decrease in sales resulting from decrease in production volume. The cost of goods sold as a percentage to the sales was 51% for the three months ended March 31, 2012 as compared to 44% for the three months ended March 31, 2011. The increase in cost of goods sold as a percentage to the sales was attributable to increase in costs of raw materials and factory overhead, which resulted from the overall inflation in the PRC.

Gross Profit

Gross profit decreased 82% to $767,360 for the three months ended March 31, 2012 as compared to $4,319,687 for the three months ended March 31, 2011. Our gross profit margin decreased from 56% for the three months ended March 31, 2011 to 49% for the three months ended March 31, 2012. The decrease in gross margin was a result of increase in cost of goods sold as a percentage to sales.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses. Operating expenses were $1,175,258 for the three months ended March 31, 2012, an increase of 20% as compared to $975,365 for the three months ended March 31, 2011.  This increase was primarily due to less recovery of bad debt allowance for the three months ended March 31, 2012.

Other Income

Other income was $20,829 for the three months ended March 31, 2012, compared with other income of $7,895 for the same period of 2011, an increase of $12,934 or 164%. The increase in other income was primarily due to an increase in interest income from $9,888 for the three months ended March 31, 2011 to $20,885 for the three months ended March 31, 2012 resulting from increase in bank deposits.

Net (Loss) Income

Net loss was $401,312 for the three months ended March 31, 2012, a decrease of $3,289,325 from net income of $2,888,013 for the three months ended March 31, 2011. Our net profit margin decreased from 38% for the three months ended March 31, 2011 to (25)% for the three months ended March 31, 2012. This decrease was primarily attributable to the significant increase in operating expenses and decrease in gross profit.

Liquidity and Capital Resources

Overview

We had net working capital of $20,093,922 at March 31, 2012, a decrease of $408,662 from $20,502,584 at December 31, 2011. The ratio of current assets to current liabilities was 8.20 at March 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$112,137	$4,712,966
Investing Activities	(348,797)	-
Financing Activities	-	-

Net cash provided by operating activities

Net cash provided by operating activities was $112,137 for the three months ended March 31, 2012, a decrease of $4,600,829, or 98% from $4,712,966 for the three months ended March 31, 2011. The decrease in cash inflow was primarily attributable to increase in accounts receivable, increase in payment of other payables and accrued liability, and also significant decrease in net income for the three months ended March 31, 2012.

Net cash used in investing activities

Net cash used in investing activities was $348,797 for the three months ended March 31, 2012, compared to $0 cash used in investing activities for the three months ended March 31, 2011. The cash outflow was due to construction in progress of $348,797 for the three months ended March 31, 2012. On November 29, 2011, we entered into a construction agreement with Shanxi Zi’an Property Development Limited Company for the factory workshop improvement for $3.5 million (RMB22, 000,000). The project was commenced in December 2011, and will be completed in July 2012. We have paid $3.15 million (RMB 19,800,000) and are obligated to pay the remaining $0.35 million (RMB 2,200,000) to complete the construction.

Net cash provided by financing activities

There was no financing activities for the three months ended March 31, 2012 and the same period of 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain fixed contractual obligations and commitments that may include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.
We signed two contracts with Xi’an Keli Pharmaceutical Co., Ltd. (“Keli”), a local pharmaceutical company to purchase two medicine formulations. Keli is in the process of completion of their research and development and obtaining of patent from the relevant PRC Government Authority for the two medicine formulations. The total contracted amount was approximately $4.7 million (RMB 30 million). As of March 31, 2012, we paid $3.97 million (RMB 25,000,000), and the remaining $0.79 million (RMB 5 million) will be paid upon the Company obtaining the registration certificate of the medicine. In the event that the registration certificate and related medicine production permit cannot be obtained, Keli is obligated to return the prepayment of $3.97 million. These two contracts will expire on May 3, 2013. On June 30, 2011, the Company entered into a supplemental agreement with Keli for changing the final completion date to March 31, 2014 as a result of the implementation of the new medicine manufacturing GMP standards on the medicine formulation research and development process issued in February 2011 by PRC Food and Drug Administration. Since 2011, PRC government has been strengthening the supervision of food and drug safety and upgrading large amount of medicine quality standards. Accordingly, on April 23, 2012, the Company and Keli entered into a supplemental agreement to further extend the final completion date to March 30, 2016 due to increased research and development work and testing cycle as a result of enhanced quality control standards and government regulation. Based on the supplemental agreement, if Keli cannot obtain the patents of new medicine formulations from the relevant PRC Governmental Authority as set out in the agreement before the agreement expiration date, which is March 30, 2016, Keli will refund the full amount of the prepayment to the Company within 30 days after the agreement expiration date.

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There is no material impact on the consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

In December 2011, the FASB issued Accounting Standards Updates No. 2011-11, “Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosure regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions does not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Guozhu Wang, the Company’s Chief Executive Officer (“CEO”), and Tao Lei, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting. Specifically, the material weakness is related to the lack of accounting personnel with U.S. GAAP proficiency.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, the Company’s current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.

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

Changes in internal control over financial reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal control over financial reporting occurred during the quarter ended March 31, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On December 7, 2011, the Company received the arbitration decision, in which the Arbitrator awarded 1,125,000 registered shares of the Company to ValueRich for past work performed. To the knowledge of the Company, the award has not been confirmed in a court of competent jurisdiction as of the date of this Report.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

* The exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

** Attached as Exhibits 101 to this Form 10-Q are the following financial statements from the Company’s Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

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

CHINA PHARMACEUTICALS, INC.

Dated: May 21, 2012	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Dated: May 21, 2012	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer