Form 10-Q/A
period 2010-06-30
China Pharmaceuticals Inc
filed 2012-06-20
CIK 1341808

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on August 23, 2010 (the “Form 10-Q”), to restate the financial statements to reflect the following:

1.
The fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net increased by $1,745,705, the Intangible assets increased by $621,244.

2.	The Accumulated other comprehensive income increased by $2,366,949.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.                         Financial Statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010 (RESTATED)	DECEMBER 31, 2009 (RESTATED)
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$6,739,926	$6,685,630
Accounts receivable	12,150,095	3,525,444
Inventory	1,594,175	396,513
Prepayment and other receivables	612,348	708,761
Trade deposit paid	92,561	2,991,628
Due from officer	5,448	5,427

Total current assets	21,194,554	14,313,403

NONCURRENT ASSETS
Property and equipment, net	9,229,432	9,381,438
Construction in progress	3,386,885	3,373,819
Intangible assets	8,691,586	8,894,976

Total noncurrent assets	21,307,904	21,650,233

TOTAL ASSETS	$42,502,457	$35,963,636

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,413,932	744,880
Trade deposit received	4,268	83,879
Short-term bank loans	-	2,493,692
Accrued liabilities and other payables	468,029	778,290
Value-added tax payable	369,037	318,142
Income tax payable	996,979	651,399

Total current liabilities	3,252,246	5,070,282

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 150,000,000 shares authorized, 66,083,353 and 56,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	66,083	56,000
Common stock subscribed, par value, $0.001 per share, 25,000 shares issued	-	25
Paid in capital	8,733,794	6,574,592
Subscriptions receivable	-	(1,000)
Statutory reserve	2,854,617	2,091,130
Accumulated other comprehensive income	2,531,839	2,341,383
Retained earnings	25,129,962	19,831,224

Total stockholders' equity	39,250,212	30,893,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,502,457	$35,963,636

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2010 (Restated)	2009	2010 (Restated)	2009

Net sales	$17,500,787	$9,777,545	$10,447,588	$5,084,112

Cost of goods sold	7,186,768	3,796,389	4,366,590	1,867,095

Gross profit	10,314,019	5,981,156	6,080,998	3,217,017

Operating expenses
Selling, general and administrative expenses	2,542,069	1,702,652	2,059,589	1,127,667
(Recovery) / reserve of bad debt allowance	200,950	-	(2,334,345)	-

Total operating expenses (income)	2,743,019	1,702,652	(274,756)	1,127,667

Income (loss) from operations	7,571,000	4,278,504	6,355,754	2,089,349

Non-operating income (expenses)
Interest income	7,876	12,442	7,756	41
Interest expense	(29,324)	(57,181)	(29,324)	(57,181)
Financial expense	(405)	(81,304)	29,248	(63)
Other income	-	54,692	-	54,101

Total non-operating income (expenses), net	(21,852)	(71,351)	7,680	(3,103)

Income before income tax	7,549,148	4,207,152	6,363,434	2,086,247

Income tax	1,533,594	660,448	992,068	342,312

Net income	6,015,554	3,546,704	5,371,366	1,743,935

Other comprehensive item
Foreign currency translation	190,456	-	203,659	(6,401)

Comprehensive Income	$6,206,010	$3,546,704	$5,575,025	$1,737,534

Weighted average common shares outstanding
Basic	62,627,548	56,000,000	64,918,518	56,000,000

Diluted	63,647,604	56,000,000	67,147,042	56,000,000

Basic earnings per share	$0.10	$0.06	$0.08	$0.03
Diluted earnings per share	$0.09	$0.06	$0.08	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009
 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,015,554	$3,546,704
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery of bad debt allowance	200,950	-
Stock based compensation expense	1,152,631	-
Stock based compensation expense-employees	-	401,119
Loss on assets disposed
Depreciation and amortization	457,439
(Increase) decrease in current assets:
Accounts receivable	(8,768,573)	(486,711)
Inventory	(1,190,115)	(387,944)
Deposits and other receivables	98,660	(101,553)
Trade deposit paid	2,895,925	(146,707)
Increase (decrease) in current liabilities:
Accounts payable	662,820	1,078,875
Trade deposit received	(79,534)	71,366
Accrued liabilities and other payables	(311,700)	569,994
Taxes payable	390,746	(33,744)
Bills Payable	-	(193,920)

Net cash provided by operating activities	1,524,803	4,317,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(3,948)	(23,225)

Net cash used in investing activities	(3,948)	(23,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants exercised	998,213	(878,130)
Repayment of short-term bank loans	(2,490,770)	1,756,260

Net cash provided by (used in) financing activities	(1,492,557)	878,130

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	25,998	(38,558)

NET INCREASE IN CASH & CASH EQUIVALENTS	54,296	5,133,828

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,685,630	5,242,845

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,739,926	$10,376,673

Supplemental Cash flow data:
Income tax paid	$1,192,262	$633,258
Interest paid	$28,753	$146,288

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

Building and improvements	20-32 years
Machinery	8-42 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

 Property, Plant & Equipment consisted of the following:

	June 30, 2010 (Restated)	December 31, 2009
Building and improvements	$4,479,095	$4,454,627
Machinery	7,007,895	6,968,864
Fixture, furniture and equipment	224,305	219,883
Motor vehicles	139,694	138,931
	11,850,989	11,782,305
Less: Accumulated depreciation	(2,621,557)	(2,400,867)
	$9,229,432	$9,381,438

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

Land use right	50 years
Proprietary technologies	20 years

As of June 30, 2010 and December 31, 2009, the components of finite-lived intangible assets were as follows:

	June 30, 2010 (Restated)	December 31, 2009

Land use right	$1,274,551	$1,267,589
Proprietary technologies	8,704,058	8,656,510
	9,978,609	9,924,099
Less: Accumulated amortization	(1,287,023)	(1,029,123)
	$8,691,586	$8,894,976

Amortization expense for six months ended June 30, 2010 and 2009 was approximately $251,000 and $190,000, respectively. Amortization expense for three months ended June 30, 2010 and 2009 was approximately $124,000 and $95,000, respectively. The estimated future amortization expenses related to intangible asset as of June 30, 2010 are as follows:

2010	$502,000
2011	502,000
2012	502,000
2013	502,000
2014	502,000
Thereafter	$6,181,586

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

The following table presents a reconciliation of basic and diluted earnings per share for six and three months ended June 30, 2010:

	Six Months Ended		Three Months Ended
	2010	2009	2010	2009
Net income	$6,015,554	$3,546,704	$5,371,366	$1,743,935
Weighted average shares outstanding - basic	62,627,548	56,000,000	64,918,518	56,000,000
Effect of dilutive securities:
Warrants issued	1,020,056	-	2,228,524	-
Weighted average shares outstanding – diluted	63,647,604	56,000,000	64,147,042	56,000,000
Earnings per share – basic	$0.10	$0.06	$0.08	$0.03
Earnings per share – diluted	$0.09	$0.06	$0.08	$0.03

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

Note 12– RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at June 30, 2010 were restated to reflect the following:

1.
The fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net increased by $1,745,705, the Intangible assets increased by $621,244.

2.	The Accumulated other comprehensive income increased by $2,366,949.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at June 30, 2010:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Property and equipment, net	$7,483,727	$9,229,432	$1,745,705
Intangible assets	$8,070,342	$8,691,586	$621,244
Total noncurrent assets	$18,940,954	$21,307,904	$2,366,949
Accumulated other comprehensive income	$164,890	$2,531,839	$2,366,949
Total Stockholders’ Equity	$36,883,263	$39,250,212	$2,366,949

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the six months ended June 30, 2010:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Comprehensive income	$6,107,900	$6,206,010	$98,110

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the three months ended June 30, 2010:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Comprehensive income	$5,481,997	$5,575,025	$93,028

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

• 	the effect of political, economic, and market conditions and geopolitical events;
• 	legislative and regulatory changes that affect our business;

• 	the availability of funds and working capital;
• 	the actions and initiatives of current and potential competitors;

• 	investor sentiment; and
• 	our reputation.

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

PART II – OTHER INFORMATION

Item 1.                       Legal Proceedings.

 On May 17, 2010, ValueRich, Inc., commenced litigation  to compel arbitration against us, at the 11 th Judicial Circuit in Miami-Dade County, Florida, case No. 10-28043LA10, alleging breach of contract and other related claims.  ValueRich alleges ownership of 20% of the outstanding shares of our common stock pursuant to a May 2008 consulting agreement between ValueRich and Xian Pharmaceuticals, our operating VIE.   It is our opinion that the litigation has no merit and we intend to vigorously defend it with our full resources.

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

CHINA PHARMACEUTICALS, INC.

Dated: June 20, 2012	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Dated: June 20, 2012	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer