Form 10-Q/A
period 2010-09-30
China Pharmaceuticals Inc
filed 2012-06-20
CIK 1341808

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,399,662 shares of common stock, $.001 par value, were outstanding as of November 15, 2010.

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Form 10-Q”), to restate the financial statements to reflect the following:

1.
The fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net increased by $1,868,320, the Intangible assets increased by $736,388.

2.	The Accumulated other comprehensive income increased by $2,604,707.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.                         Financial Statements

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2010 (RESTATED)	DECEMBER 31, 2009 (RESTATED)
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$5,970,252	$6,685,630
Accounts receivable	15,457,660	3,525,444
Inventory	1,227,244	396,513
Prepayment and other receivables	1,730,160	708,761
Trade deposit paid	-	2,991,628
Subscription receivable	830,224	-
Due from officer	5,521	5,427

Total current assets	25,221,061	14,313,403

NONCURRENT ASSETS
Property and equipment, net	9,251,851	9,381,438
Construction in progress	3,432,272	3,373,819
Intangible assets	8,681,937	8,894,976

Total noncurrent assets	21,366,059	21,650,233

TOTAL ASSETS	$46,587,120	$35,963,636

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,118,622	744,880
Trade deposit received	-	83,879
Short-term bank loans	-	2,493,692
Accrued liabilities and other payables	972,998	778,290
Value-added tax payable	483,742	318,142
Income tax payable	577,883	651,399

Total current liabilities	3,153,245	5,070,282

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 150,000,000 shares authorized, 68,397,972 and 56,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	68,398	56,000
Common stock subscribed, par value, $0.0001 per share, 25,000 shares issued	-	25
Paid in capital	11,357,173	6,527,925
Subscriptions receivable	-	(1,000)
Statutory reserve	3,092,334	2,137,797
Accumulated other comprehensive income	3,071,721	2,341,383
Retained earnings	25,844,248	19,831,224

Total stockholders' equity	43,433,874	30,893,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,587,120	$35,963,636

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2010 (Restated)	2009	2010 (Restated)	2009

Net sales	$25,385,668	$18,394,922	$7,884,881	$8,617,377

Cost of goods sold	10,380,853	8,439,397	3,194,085	4,643,008

Gross profit	15,004,815	9,955,525	4,690,796	3,974,369

Operating expenses
Selling, general and administrative expenses	6,744,602	2,313,604	4,001,583	610,952

Total operating expenses	6,744,602	2,313,604	4,001,583	610,952

Income from operations	8,260,213	7,641,921	689,213	3,363,417

Non-operating income (expenses)
Interest income	14,035	12,489	6,159	47
Interest expense	(29,403)	(258,268)	(79)	(201,087)
Financial expense	(433)	-	(28)	81,304
Other income	614,554	61,817	614,554	7,125

Total non-operating income (expenses), net	598,753	(183,962)	620,606	(112,611)

Income before income tax	8,858,966	7,457,959	1,309,819	3,250,806

Income tax	1,891,410	1,148,072	357,816	487,624

Net income	6,967,556	6,309,887	952,003	2,763,182

Other comprehensive item
Foreign currency translation	730,338	16,213	539,882	16,159

Comprehensive Income	$7,697,894	$6,326,100	$1,491,885	$2,772,994

Weighted average common shares outstanding
Basic	64,122,801	56,000,000	67,064,548	56,000,000

Diluted	65,847,973	56,000,000	70,998,472	56,000,000

Basic earnings per share	$0.11	$0.11	$0.01	$0.05
Diluted earnings per share	$0.11	$0.11	$0.01	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,967,556	$6,309,887
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock based compensation expense	2,222,622	-
Loss on assets disposed	-	1,253
Depreciation and amortization	686,727	600,061
(Increase) decrease in current assets:
Accounts receivable	(11,686,694)	(2,797,725)
Due from officer	-	(5,411)
Cash pledged	-	193,770
Inventory	(811,068)	(142,220)
Deposits and other receivables	(993,448)	(49,721)
Trade deposit paid	2,996,099	(1,025,886)
Increase (decrease) in current liabilities:
Accounts payable	355,234	(681,652)
Trade deposit received	(84,007)	165,295
Due from shareholder	-	698,304
Accrued liabilities and other payables	178,410	-
Taxes payable	74,118	430,578
Bank acceptance payable	-	(193,770)

Net cash provided by (used in) operating activities	(94,451)	3,502,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	-	(3,363,557)
Acquisition of property & equipment	(8,155)	(9,982)

Net cash used in investing activities	(8,155)	(3,373,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	-	2,193,624
Issuance of common stock	789,775	-
Warrants exercised	992,189	9,000
Repayment of short-term bank loans	(2,497,502)	(914,047)

Net cash provided by (used in) financing activities	(715,538)	1,288,577

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	102,766	8,151

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(715,378)	1,425,952

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,685,630	5,049,188

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,970,252	$6,475,140

Supplemental Cash flow data:
Income tax paid	$1,974,895	$1,149,051
Interest paid	$28,830	$257,852

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

 Property, Plant & Equipment consisted of the following:

	September 30, 2010 (Restated)	December 31, 2009
Building and improvements	$4,539,118	$4,454,627
Machinery	7,101,807	6,968,864
Fixture, furniture and equipment	231,572	219,883
Motor vehicles	141,567	138,931
	12,014,064	11,782,305
Less: Accumulated depreciation	(2,762,213)	(2,400,867)
	$9,251,851	$9,381,438

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

Land use right	50 years
Proprietary technologies	20 years

As of September 30, 2010 and December 31, 2009, the components of intangible assets were as follows:

	September 30, 2010 (Restated)	December 31, 2009

Land use right	$1,291,631	$1,267,589
Proprietary technologies	8,820,699	8,656,510
	10,112,330	9,924,099
Less: Accumulated amortization	(1,430,393)	(1,029,123)
	$8,681,937	$8,894,976

Amortization expense for nine months ended September 30, 2010 and 2009 was approximately $375,780 and $283,250, respectively. Amortization expense for three months ended September 30, 2010 and 2009 was approximately $125,000 and $95,000, respectively. The estimated future yearly amortization expenses related to intangible asset as of September 30, 2010 are as follows:

2011	$502,000
2012	502,000
2013	502,000
2014	502,000
2015	502,000
Thereafter	$6,171,937

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

The following table presents a reconciliation of basic and diluted earnings per share for nine and three months ended September 30, 2010:

	Nine Months Ended		Three Months Ended
	2010	2009	2010	2009
Net income	$6,967,556	$6,309,887	$952,003	$2,763,182
Weighted average shares outstanding - basic	64,122,801	56,000,000	67,064,548	56,000,000
Effect of dilutive securities:
Warrants issued	1,725,172	-	3,933,924	-
Weighted average shares outstanding – diluted	65,847,973	56,000,000	70,998,472	56,000,000
Earnings per share – basic	$0.11	$0.11	$0.01	$0.05
Earnings per share – diluted	$0.11	$0.11	$0.01	$0.05

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

 Note 15– RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at September 30, 2010 were restated to reflect the following:

1.
The fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net increased by $1,868,320, the Intangible assets increased by $736,388.

2.	The Accumulated other comprehensive income increased by $2,604,707.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at September 30, 2010:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Property and equipment, net	$7,383,531	$9,251,851	$1,868,320
Intangible assets	$7,945,549	$8,681,937	$736,388
Total noncurrent assets	$18,761,352	$21,366,059	$2,604,707
Accumulated other comprehensive income	$467,014	$3,071,721	$2,604,707
Total Stockholders’ Equity	$40,829,167	$43,433,874	$2,604,707

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the nine months ended September 31, 2010:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Comprehensive income	$7,362,027	$7,697,894	$335,867

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the three months ended September 31, 2010:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Comprehensive income	$1,254,127	$1,491,885	$237,758

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

PART II – OTHER INFORMATION

Item 1.                        Legal Proceedings.

 On May 17, 2010, ValueRich, Inc., commenced litigation against us, at the 11 th judicial circuit in Miami-Dade County, Florida, alleging breach of contract and other related claims.  ValueRich alleges ownership of 20% of the outstanding shares of our common stock pursuant to a May 2008 consulting agreement between ValueRich and Xian Pharmaceuticals, our operating VIE.   It is our opinion that the litigation has no merit and we will defend it with our full resources.

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