Form 10-K/A
period 2010-12-31
China Pharmaceuticals Inc
filed 2012-06-20
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K /A
Amendment No. 2

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

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes                        ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☑ No

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
☑Yes      ☐  No

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) amends the Annual Report on Form 10-K of China Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Filing”), as amended by Amendment No. 1 filed with the SEC on September 1, 2011. The Company is filing this Amendment No. 2 to restate the financial statements to reflect the following:

●
The fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net, increased by $2,014,754, the Intangible assets increased by $838,387.

●	The Accumulated other comprehensive income increased by $2,853,141.

In connection with filing this Amendment No. 2, the Company is also filing currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended. Except as described above, no other amendments are being made to the Original Filing, as amended by Amendment No. 1. This Amendment No.2 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiary, Xi’an Development or Xi’an Pharmaceuticals, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

●	difficulties in the assimilation of acquired operations, technologies and/or products; and
●	unanticipated costs associated with the acquisition or investment transaction.

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

New York, New York
April 15, 2011
Except for Note 16 May 2, 2012

CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010 (Restated)	2009 (Restated)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$4,729,149	$6,685,630
Accounts receivable	12,673,111	3,525,444
Inventory	1,019,393	396,513
Deposits and other receivables	4,374,525	708,761
Trade deposit paid	-	2,991,628
Due from officer	5,587	5,427

Total current assets	22,801,765	14,313,403

NONCURRENT ASSETS
Property and equipment, net	16,188,472	9,381,438
Construction in progress	-	3,373,819
Intangible assets	8,640,733	8,894,976

Total noncurrent assets	24,829,205	21,650,233

TOTAL ASSETS	$47,630,970	$35,963,636

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$446,462	$744,880
Trade deposit received	-	83,879
Short-term bank loans	-	2,493,692
Accrued liabilities and other payables	952,651	778,290
Value-added tax payable	435,614	318,142
Income tax payable	410,227	651,399

Total current liabilities	2,244,954	5,070,282

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 25,000,000 shares authorized, 68,397,972 and 56,000,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	68,398	56,000
Common stock subscribed, par value, $0.001 per share, 25,000 shares issued	-	25
Paid in capital	11,381,997	6,527,925
Statutory reserve	3,274,593	2,137,797
Stock subscription	-	(1,000)
Accumulated other comprehensive income	3,557,442	2,341,383
Retained earnings	27,103,586	19,831,224

Total stockholders' equity	45,386,016	30,893,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,630,970	$35,963,636

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010 (Restated)	2009 (Restated)

Net sales	$34,184,906	$26,708,285

Cost of goods sold	14,748,241	12,408,035

Gross profit	19,436,665	14,300,250

Operating expenses
Selling, general and administrative expenses	9,014,084	3,386,961

Income from operations	10,422,581	10,913,289

Non-operating income (expenses)
Interest income	21,636	12,531
Interest expense	(29,565)	(350,211)
Financial expense	(435)	-
Other income	(11,013)	130,482

Total non-operating expenses, net	(19,377)	(207,198)

Income before income tax	10,403,204	10,706,091

Income tax	1,994,046	1,798,712

Net income	8,409,158	8,907,379

Other comprehensive item
Foreign currency translation	1,216,059	47,534

Comprehensive Income	$9,625,217	$8,954,913

Weighted average common shares outstanding
Basic	65,200,378	56,000,000

Diluted	67,108,713	56,000,000

Basic earnings per share	$0.13	$0.16

Diluted earnings per share	$0.13	$0.16

CHINA PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010

	Common Stock		Stock subscribed
	Shares	Amount	Shares	Amount	Paid- in capital	Subscription receivable	Statutory reserves	Accumulated comprehensive income (loss)	Retained earnings	Total shareholders’ equity

Balance at January 1, 2009	56,000,000	$56,000	250,000	$250	$6,527,700	$(10,000)	$1,247,175	$2,293,849	$11,814,467	$21,929,441

Transfer to statutory reserves	-	-	-	-	-	-	890,622	-	(890,622)	-

Capital Contribution	-	-	(225,000)	(225)	225	9,000	-	-	-	9,000

Foreign currency translation gain	-	-	-	-	-	-	-	47,534	-	47,534

Net Income	-	-	-	-	-	-	-	-	8,907,379	8,907,379

Balance at December 31, 2009 (Restated)	56,000,000	56,000	25,000	25	6,527,925	(1,000)	2,137,797	2,341,383	19,831,224	30,893,354

Capital Contribution	-	-	(25,000)	(25)	64,365	1,000	-	-	-	65,340

Recapitalization on reverse acquisition	8,083,354	8,083	-	-	(8,083)	-	-	-	-	-

Warrants exercised	2,000,004	2,000	-	-	998,000	-	-	-	-	1,000,000

Issuance of common stock	2,314,614	2,315	-	-	1,577,168	-	-	-	-	1,579,483

Stock based compensation	-	-	-	-	2,222,622	-	-	-	-	2,222,622

Net income	-	-	-	-	-	-	-	-	8,409,158	8,409,158

Transfer to statutory reserves	-	-	-	-	-	-	1,136,796	-	(1,136,796)	-

Foreign currency translation gain	-	-	-	-	-	-	-	1,216,059	-	1,216,059

Balance at December 31, 2010 (Restated)	68,397,972	$68,398	-	$-	$11,381,997	$-	$3,274,593	$3,557,442	$27,103,586	$45,386,016

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,409,158	$8,907,379
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock based compensation expense	2,222,622	-
Provision for impairment loss on intangible assets	-	737,315
Loss on assets disposed	-	6,649
Depreciation and amortization	841,089	818,446
(Increase) decrease in current assets:
Accounts receivable	(8,847,902)	1,678,874
Inventory	(597,980)	(146,797)
Cash pledged	-	193,657
Deposits and other receivables	(3,565,907)	20,472
Trade deposit paid	3,012,607	(2,670,748)
Increase (decrease) in current liabilities:
Accounts payable	(313,348)	(719,578)
Trade deposit received	(84,470)	(95,605)
Accrued liabilities and other payables	148,219	(32,885)
Taxes payable	(148,874)	420,580
Bank acceptance payable	-	(193,657)

Net cash provided by operating activities	1,075,214	8,924,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(3,297,694)	(12,697)
Intangible assets	-	(2,342,743)
Construction in progress	-	(3,373,819)

Net cash used in investing activities	(3,297,694)	(5,729,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	-	2,903,036
Repayment of short-term bank loans	(2,511,264)	(4,501,714)
Warrants exercised	1,000,000	-
Increase in paid in capital	65,340	-
Sale of common stock	1,579,483	9,000

Net cash used in financing activities	133,559	(1,589,678)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	132,440	31,277

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,956,481)	1,636,442

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	6,685,630	5,049,188

CASH & CASH EQUIVALENTS, END OF YEAR	$4,729,149	$6,685,630

Supplemental Cash flow data:
Income tax paid	$2,248,704	$1,147,313
Interest paid	$28,989	$345,490

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement.  For the years ended December 31, 2010 and 2009, the foreign currency translation adjustment to the Company’s comprehensive income was $1,216,059 and $47,534 respectively.

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

 Property, Plant & Equipment consisted of the following:

	2010 (Restated)	2009 (Restated)
Building and improvements	$6,480,316	$4,454,627
Machinery	12,161,799	6,968,864
Fixture, furniture and equipment	206,243	219,883
Motor vehicles	143,243	138,931
	18,991,601	11,782,305
Less: Accumulated depreciation	(2,803,129)	(2,400,867)
	$16,188,472	$9,381,438

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

Land use right	50 years
Proprietary technologies	20 years

As of December 31, 2010 and 2009, the components of intangible assets were as follows:
	2010 (Restated)	2009 (Restated)

Land use right	$1,306,921	$1,267,589
Proprietary technologies	8,925,119	8,656,510
	10,232,040	9,924,099
Less: Accumulated amortization	(1,591,307)	(1,029,123)
	$8,640,733	$8,894,976

Amortization expense for years ended December 31, 2010 and 2009 was approximately $518,980 and $397,240, respectively.   The estimated future yearly amortization expenses related to intangible asset as of December 31, 2010 are as follows:

2011	$573,000
2012	573,000
2013	573,000
2014	573,000
2015	573,000
Thereafter	$5,775,733

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	Years Ended
	2010	2009
Net income	$8,409,158	$8,907,379
Weighted average shares outstanding - basic	65,200,378	56,000,000
Effect of dilutive securities:
Warrants issued	1,908,335	-
Weighted average shares outstanding – diluted	67,108,713	56,000,000
Earnings per share – basic	$0.13	$0.16
Earnings per share – diluted	$0.13	$0.16

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

2.	The Accumulated other comprehensive income increased by $2,853,141.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2010:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Property and equipment, net	$14,173,718	$16,188,472	$2,014,754
Intangible assets	$7,802,346	$8,640,733	$838,387
Total noncurrent assets	$21,976,064	$24,829,205	$2,853,141
Accumulated other comprehensive income	$704,301	$3,557,442	$2,853,141
Total Stockholders’ Equity	$42,532,875	$45,386,016	$2,853,141

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2010:

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

Family Relationship

There are no family relationships among our directors and executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

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

Board Leadership and Risk Oversight

Our Chief Executive Officer also serves as Chairman of the Board. We have four other directors, three of whom are independent. Xiaogang Zhu, the chairman of the Audit Committee, is our lead independent director. The Board has three standing committees, each of which is comprised solely of independent directors with a committee chair.  We believe that this leadership structure has served China Pharmaceuticals well. The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and demonstrates to our employees, suppliers, customers, shareholders and other stakeholders that China Pharmaceuticals has clear leadership with a single person setting the tone and managing our operations. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

▪	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;
▪	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

▪	reviewing annually the independence and quality control procedures of the independent auditors;

▪	Reviewing, approving, and overseeing risks arising from proposed related party transactions;

▪	discussing the annual audited financial statements with the management;

▪
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

▪
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

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Directors and Executive Officers

Common Stock	Guozhu Wang CEO and Director	1,642,667	14.41%

Common Stock	Guiping Zhang President and Director	1,452,000	12.74%

Common Stock	Tao Lei Chief Financial Officer	0	0%

Common Stock	Zaizhi Cheng Director 102 Unit 2, Building 24, Yingshi Street, Huaiyin District, Ji’nan, Shandong, People’s Republic of China 250022	0	0%

Common Stock	Michael Segal Director 11 East 86th Street, Suite 19B New York, NY 10028	48,854	0.5%

Common Stock	Xiaogang Zhu Director 513 Unit 1, Building 7 of 3546 Factory, Xinwenxiang, Beilin District, Xi’an, People’s Republic of China 710061	0	0%

Common Stock
All Directors and Executive Officers as a Group (6 persons)		3,143,521	27.6%

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

10.19	Mortgage & Guarantee & Borrowing Contract, dated July 9, 2008, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.20	Factoring Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(3)
10.21	Shareholder Voting Proxy Agreement (5)
10.22	Purchase Contract of Medicine Packaging Materials with Shaanxi Daxin Plastics Co, Ltd. (8)
10.23	Drug Procurement Contract with Shaanxi Qiangli Technology Co., Ltd. (8)
10.24	Drug Procurement Contract with Xi’an Tianyi Biotechnology Co., Ltd. (8)
10.25	The Consulting Agreement between ValueRich Inc. and Xi’an Qin Ba Pharmacy Co Ltd. (7)
10.26	The Letter Agreement, dated January 19, 2010, by and between the Company and Michael Segal .(5)
14.1	Code of Ethics (2)
16.1	Allstar Letter to HJ & Associates – Termination Letter (1)
16.2	HJ & Associates Letter – Item 4.01 (1)
21.1	List of Subsidiaries (5)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed herewith.

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on February 19, 2010.
(2)	Incorporated by reference to the exhibit to our Annual Report on Form 10-KSB filed with the SEC on July 1, 2008.
(3)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on April 15, 2010
(4)	Incorporated by reference to the exhibit to our Current Report of Form 8-K filed with the SEC on September 17, 2010.
(5)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K for the fiscal year ended December, 31, 2010, filed with the SEC on April 15, 2011.
(6)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on April 1, 2010.
(7)
The Consulting Agreement between ValueRich Inc. and Xi’an Qin Ba Pharmacy Co Ltd. was initially filed with the SEC as Exhibit 10.18 to Amendment No. 1 to Form S-1 of China Qinba Pharmaceuticals, Inc. on June 18, 2009, but a complete copy of the agreement was filed with the SEC as Exhibit 10.25 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A on September 1, 2011 and incorporated herein by reference.

(8)	Incorporate by reference to the exhibits to the Company’s Annual Report on Form 10-K/A filed with the SEC on September 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 20, 2012
CHINA PHARMACEUTICALS, INC.

By:	/s/ Guozhu Wang
Guozhu Wang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Guozhu Wang	Chief Executive Officer and Director (principal executive officer)	June 20, 2012
Guozhu Wang

/s/ Tao Lei	Chief Financial Officer (principal financial and accounting officer)	June 20, 2012
Tao Lei

/s/ Guiping Zhang	President and Director	June 20, 2012
Guiping Zhang

/s/ Zaizhi Cheng	Director	June 20, 2012
Zaizhi Cheng

/s/ Michael Segal	Director	June 20, 2012
Michael Segal

/s/ Xiaogang Zhu	Director	June 20, 2012
Xiaogang Zhu