Form 10-Q/A
period 2011-03-31
China Pharmaceuticals Inc
filed 2012-06-20
CIK 1341808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 20, 2011 (the “Form 10-Q”), to restate the financial statements to reflect the following:

•
The fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net increased by $2,177,391, the Intangible assets increased by $925,219.

•	The Accumulated other comprehensive income increased by $3,102,610.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, AND DECEMBER 31, 2010

	2011 (Unaudited)	2010 (Audited)
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash & equivalents	$9,509,111	$4,729,149
Accounts receivable	12,418,861	12,673,111
Inventory	346,009	1,019,393
Deposits and other receivables	4,192,712	4,374,525
Trade deposits paid	56,673	-
Due from officer	-	5,587

Total current assets	26,523,366	22,801,765

NONCURRENT ASSETS
Property and equipment, net	16,090,545	16,188,472
Intangible assets	8,594,208	8,640,733

Total noncurrent assets	24,684,753	24,829,205

TOTAL ASSETS	$51,208,119	$47,630,970

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$490,252	$446,462
Accrued liabilities and other payables	966,580	952,651
Value-added tax payable	540,490	435,614
Income tax payable	466,101	410,227

Total current liabilities	2,463,422	2,244,954

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 150,000,000 shares authorized, 68,397,972 shares issued and outstanding	68,398	68,398
Paid in capital	11,381,997	11,381,997
Statutory reserve	3,585,087	3,274,593
Accumulated other comprehensive income	4,028,110	3,557,442
Retained earnings	29,681,105	27,103,586

Total stockholders' equity	48,744,697	45,386,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,208,119	$47,630,970

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011 (Restated)	2010 (Restated)

Net sales	$7,687,217	$7,053,199

Cost of goods sold	3,367,530	2,820,178

Gross profit	4,319,687	4,233,021

Operating expenses
Selling, general and administrative expenses	1,255,868	482,480
(Recovery) / reserve of bad debt allowance	(280,503)	1,631,606

Total operating expenses (income)	975,365	2,114,086

Income from operations	3,344,322	2,118,935

Non-operating income (expenses)
Interest income	9,888	120
Interest expense	-	(29,653)
Financial expense	(342)	-
Other income	(1,651)	-

Total non-operating income (expenses), net	7,895	(29,533)

Income before income tax	3,352,217	2,089,402

Income tax	464,204	541,526

Net income	2,888,013	1,547,876

Other comprehensive item
Foreign currency translation	470,668	(13,203)

Comprehensive Income	$3,358,681	$1,534,673

Weighted average common shares outstanding
Basic	68,397,972	56,000,000

Diluted	70,668,240	56,000,000

Basic earnings per share	$0.04	$0.03

Diluted earnings per share	$0.04	$0.03

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED March 31, 2011 and 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,888,013	$1,547,876
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery of bad debt allowance	(280,503)	1,630,846
Stock based compensation expense	-	-
Stock based compensation expense-employees	-	-
Loss on assets disposed	1,651	-
Depreciation and amortization	392,271	230,072
(Increase) decrease in current assets:
Accounts receivable	661,349	(3,644,289)
Inventory	680,909	395,499
Due from shareholder		7
Deposits and other receivables	230,750	56,434
Trade deposit paid	(56,443)	1,735,248
Increase (decrease) in current liabilities:
Accounts payable	39,115	(230,738)
Trade deposit received	-	(71,787)
Accrued liabilities and other payables	44,872	(425,376)
Taxes payable	110,982	117,269

Net cash provided by operating activities	4,712,966	1,341,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(981)
		4,853

Net cash provided by investing activities	-	3,872

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term bank loans	-	(2,493,692)

Net cash used in financing activities	-	(2,493,692)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	66,996	(18,284)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	4,779,962	(1,167,043)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,729,149	6,685,630

CASH & CASH EQUIVALENTS, END OF PERIOD	$9,509,111	$5,518,587

Supplemental Cash flow data:
Income tax paid	$412,689	$651,399
Interest paid	$-	$29,653

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

Property, Plant & Equipment consisted of the following as of March 31, 2011 and December 31, 2010:

	2011 (Restated)	2010
Building and improvements	$9,863,147	$6,480,316
Machinery	8,246,138	12,161,799
Fixture, furniture and equipment	892,806	206,243
Motor vehicles	144,692	143,243
	19,146,783	18,991,601
Less: Accumulated depreciation	(3,056,238)	(2,803,129)
	$16,090,545	$16,188,472

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

Land use right	50 years
Proprietary technologies	20 years

As of March 31, 2011 and December 31, 2010, the components of intangible assets were as follows:

	2011 (Restated)	2010

Land use right	$1,320,137	$1,306,921
Proprietary technologies	9,015,373	8,925,119
	10,335,510	10,232,040
Less: Accumulated amortization	(1,741,302)	(1,591,307)
	$8,594,208	$8,640,733

Amortization expense for the three months ended March 31, 2011 and 2010 was $133,358 and $127,126, respectively.   The estimated future yearly amortization expenses related to intangible asset as of March 31, 2011 are as follows:

2011	$540,000
2012	540,000
2013	540,000
2014	540,000
2015	540,000
Thereafter	$5,894,208

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	2011	2010
Net income	$2,888,013	$1,547,876
Weighted average shares outstanding - basic	68,397,972	56,000,000
Effect of dilutive securities:
Warrants issued	2,270,268	-
Weighted average shares outstanding – diluted	70,68,240	56,000,000
Earnings per share – basic	$0.04	$0.03
Earnings per share – diluted	$0.04	$0.03

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

Note 14– RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at March 31, 2011 were restated to reflect the following:

1.
The fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net increased by $2,177,391, the Intangible assets increased by $925,219.

2.	The Accumulated other comprehensive income increased by $3,102,610.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at March 31, 2011:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Property and equipment, net	$13,913,154	$16,090,545	$2,177,391
Intangible assets	$7,668,989	$8,594,208	$925,219
Total noncurrent assets	$21,582,143	$24,684,753	$3,102,610
Accumulated other comprehensive income	$925,500	$4,028,110	$3,102,610
Total Stockholders’ Equity	$45,642,087	$48,744,697	$3,102,610

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the three months ended March 31, 2011:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Comprehensive income	$3,109,212	$3,358,681	$249,469

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