Form 10-Q/A
period 2011-06-30
China Pharmaceuticals Inc
filed 2012-06-20
CIK 1341808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.2 to
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

Explanatory Note

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on August 22, 2011 (the “Form 10-Q”), as amended by Amendment No. 1 filed with the SEC on September 16, 2011, to restate the financial statements to reflect the following:

1.
The fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net increased by $2,387,038, the Intangible assets increased by $1,037,216.

2.	The Accumulated other comprehensive income increased by $3,424,254.

No other changes have been made to the Form 10-Q, as amended by Amendment No. 1. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, as amended by Amendment No. 1.

 PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, AND DECEMBER 31, 2010

	2011 (Unaudited)	2010 (Audited)
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash & equivalents	$15,294,247	$4,729,149
Accounts receivable	8,914,548	12,673,111
Inventory	301,151	1,019,393
Deposits and other receivables	6,731,264	4,374,525
Trade deposits paid	112,992	-
Due from officer	-	5,587

Total current assets	31,354,201	22,801,765

NONCURRENT ASSETS
Property and equipment, net	16,038,267	16,188,472
Intangible assets	8,571,163	8,640,733

Total noncurrent assets	24,609,430	24,829,205

TOTAL ASSETS	$55,963,631	$47,630,970

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$556,167	$446,462
Accrued liabilities and other payables	974,292	952,651
Due to shareholder	650,100	-
Value-added tax payable	438,304	435,614
Income tax payable	608,379	410,227

Total current liabilities	3,227,242	2,244,954

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 150,000,000 shares authorized, 75,237,972 and 68,397,972 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	75,238	68,398
Paid in capital	16,231,557	11,381,997
Statutory reserve	3,587,085	3,274,593
Accumulated other comprehensive income	4,684,927	3,557,442
Retained earnings	28,157,582	27,103,586

Total stockholders' equity	52,736,389	45,386,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,963,631	$47,630,970

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2011 (Restated)	2010 (Restated)	2011 (Restated)	2010 (Restated)

Net sales	$15,719,018	$17,500,787	$8,031,801	$10,447,588

Cost of goods sold	6,599,121	7,186,768	3,231,591	4,366,590

Gross profit	9,119,897	10,314,019	4,800,210	6,080,998

Operating expenses
Selling, general and administrative expenses	7,274,211	2,542,069	6,018,343	2,059,589
(Recovery) / reserve of bad debt allowance	(564,616)	200,950	(284,113)	(2,334,345)
			-	-
Total operating expenses (income)	6,709,595	2,743,019	5,734,230	(274,756)

Income (loss) from operations	2,410,302	7,571,000	(934,020)	6,355,754

Non-operating income (expenses)
Interest income	27,505	7,876	17,617	7,756
Interest expense	-	(29,324)	-	(29,324)
Financial expense	(343)	(405)	(1)	29,248
Other income	(1,906)	-	(255)	-
			-	-
Total non-operating income (expenses), net	25,256	(21,853)	17,361	7,680
			-	-
Income (loss) before income tax	2,435,558	7,549,147	(916,659)	6,363,434

Income tax	1,069,107	1,533,594	604,903	992,068
			-	-
Net income (loss)	1,366,451	6,015,553	(1,521,562)	5,371,366

Other comprehensive item
Foreign currency translation	1,127,485	190,456	656,817	203,659

Comprehensive Income (loss)	$2,493,936	$6,206,009	$(864,745)	$5,575,025

Weighted average common shares outstanding
Basic	71,081,066	62,627,548	73,734,675	64,918,518
				-
Diluted	72,610,450	63,647,604	75,171,327	67,147,042

Basic earnings (loss) per share	$0.02	$0.10	$(0.02)	$0.08

Diluted earnings (loss) per share	$0.02	$0.09	$(0.02)	$0.08

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s operation in China uses Chinese Yuan Renminbi (CNY) as its functional currency.  The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, included in the Codification as ASC 830, Foreign Currency Matters.  According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity, included in the Codification as ASC 220, Comprehensive Income.  Foreign exchange transaction gains and losses are reflected in the income statement

Use of Estimates

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

Property, Plant & Equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	2011 (Restated)	2010
Building and improvements	$9,992,388	$6,480,316
Machinery	8,354,190	12,161,799
Fixture, furniture and equipment	904,505	206,243
Motor vehicles	146,588	143,243
	19,397,671	18,991,601
Less: Accumulated depreciation	(3,359,404)	(2,803,129)
	$16,038,267	$16,188,472

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

Land use right	50 years
Proprietary technologies	20 years

 As of June 30, 2011 and December 31, 2010, the components of intangible assets were as follows:

	2011 (Restated)	2010

Land use right	$1,337,436	$1,306,921
Proprietary technologies	9,133,503	8,925,119
	10,470,939	10,232,040
Less: Accumulated amortization	(1,899,776)	(1,591,307)
	$8,571,163	$8,640,733

Amortization expense for the six months ended June 30, 2011 and 2010 was $268,400 and $250,987, respectively. Amortization expense for the three months ended June 30, 2011 and 2010 was $135,042 and $123,861, respectively. The estimated future yearly amortization expenses related to intangible asset as of June 30, 2011 are as follows:

2011	$540,000
2012	540,000
2013	540,000
2014	540,000
2015	540,000
Thereafter	$5,871,163

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

The following table presents a reconciliation of basic and diluted earnings per share for the six months ended June 30, 2011 and 2010:

	2011	2010
Net income	$1,366,451	$6,015,553
Weighted average shares outstanding - basic	71,081,066	62,627,548
Effect of dilutive securities:
Warrants issued	1,529,384	1,020,056
Weighted average shares outstanding – diluted	72,610,450	63,647,604
Earnings per share – basic	$0.02	$0.10
Earnings per share – diluted	$0.02	$0.09

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended June 30, 2011 and 2010:

	2011	2010
Net income (loss)	$(1,521,562)	$5,371,366
Weighted average shares outstanding - basic	73,734,675	64,918,518
Effect of dilutive securities:
Warrants issued	1,436,652	2,228,524
Weighted average shares outstanding – diluted	75,171,327	67,147,042
Earnings (loss) per share – basic	$(0.02)	$0.08
Earnings (loss) per share – diluted	$(0.02)	$0.08

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

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the six months ended June 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(10.4)%
Effect of tax holiday	(10.4)%	(11.5)%
Others	28.3%	3.0%
Valuation allowance	1.0%	5.2%
Tax per financial statements	43.9%	20.3%

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended June 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(10.6)%
Effect of tax holiday	(9.9)%	(11.8)%
Others	(80.9)%	(2.2)%
Valuation allowance	(0.2)%	6.2%
Tax per financial statements	(66.0)%	15.6%

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

Note 15– RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at June 30, 2011 were restated to reflect the following:

1.
The fixed assets and intangible assets should be translated from RMB to US dollar by using the exchange rate at the balance sheet date. As a result, the Property and equipment, net increased by $2,387,038, the Intangible assets increased by $1,037,216.

2.	The Accumulated other comprehensive income increased by $3,424,254.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at June 30, 2011:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Property and equipment, net	$13,651,229	$16,038,267	$2,387,038
Intangible assets	$7,533,946	$8,571,163	$1,037,217
Total noncurrent assets	$21,185,176	$24,609,430	$3,424,254
Accumulated other comprehensive income	$1,260,673	$4,684,927	$3,424,254
Total Stockholders’ Equity	$49,312,135	$52,736,389	$3,424,254

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the six months ended June 30, 2011:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Comprehensive income	$2,309,668	$2,493,936	$184,268

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the three months ended June 30, 2011:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Comprehensive loss	$(799,544)	$(864,745)	$(65,201)

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

Item 1A.	Risk Factors.

N/A.

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds.

              None.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

              None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

** Attached as Exhibits 101 to this Amendment No. 2 to the Form 10-Q are the following financial statements from the Company’s Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

The XBRL related information in Exhibit 101 to this Amendment No. 2 to the Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.

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