Form 10-Q
period 2012-06-30
China Pharmaceuticals Inc
filed 2012-08-20
CIK 1341808

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 000-52763

CHINA PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2638087
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,237,972 shares of common stock, $0.001 par value, were outstanding as of August 17, 2012.

Item 1. Financial Statements

CHINA PHARMACEUTICAL INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 and DECEMBER 31, 2011

	Notes	2012 (Unaudited)	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	2	$17,095,471	$16,947,343
Accounts receivable, net of doubtful accounts of $1,322,246 and $897,765 at June 30, 2012 and December 31, 2011, respectively	2	5,479,863	5,150,061
Inventory	2	40,019	193,199
Deposits and other receivables		77,152	83,460
Income tax receivable		342,280	343,742
Deferred tax asset	9	-	134,665

Total current assets		23,034,785	22,852,470

NONCURRENT ASSETS
Prepayment for patents	3	3,956,901	3,967,687
Property and equipment, net	2	12,130,993	12,537,315
Construction in progress	4	3,130,484	2,793,252
Intangible assets	2	8,211,554	8,522,566
Deferred tax asset	9	-	454,692

Total noncurrent assets		27,429,932	28,275,512

TOTAL ASSETS		$50,464,717	$51,127,982

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$1,494,193	$217,613
Accrued liabilities and other payables	5	1,362,456	1,467,944
Value-added and other tax payable		142,022	14,229
Due a shareholder	6	650,100	650,100

Total current liabilities		3,648,771	2,349,886

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock, par value, $0.001 per share; 150,000,000 shares authorized, 75,237,972 shares issued and outstanding		75,238	75,238
Paid in capital		16,231,557	16,231,557
Statutory reserve	12	3,274,593	3,274,593
Accumulated other comprehensive income		5,733,909	5,931,371
Retained earnings		21,500,649	23,265,337

Total stockholders' equity		46,815,946	48,778,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$50,464,717	$51,127,982

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011
(UNAUDITED)

	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011

Net sales	$3,911,516	$15,719,018	$2,331,287	$8,031,801

Cost of goods sold	2,273,976	6,599,121	1,461,107	3,231,591

Gross profit	1,637,540	9,119,897	870,180	4,800,210

Operating expenses
Selling, general and administrative expenses	2,431,977	7,274,211	1,211,726	6,018,343
(Recovery) / reserve of bad debt allowance	429,074	(564,616)	474,067	(284,113)

Total operating expenses	2,861,051	6,709,595	1,685,793	5,734,230

(Loss) income from operations	(1,223,511)	2,410,302	(815,613)	(934,020)

Non-operating income (expenses)
Interest income	41,780	27,505	20,895	17,617
Financial expense	(355)	(343)	(299)	(1)
Other expense	-	(1,906)		(255)
	-
Total non-operating income, net	41,425	25,256	20,596	17,361

(Loss) income before income tax	(1,182,086)	2,435,558	(795,017)	(916,659)

Income tax expense	582,601	1,069,107	568,358	604,903

Net (Loss) income	(1,764,687)	1,366,451	(1,363,375)	(1,521,562)

Other comprehensive item
Foreign currency translation	(197,462)	1,127,485	(248,737)	656,817

Comprehensive (loss) income	$(1,962,149)	$2,493,936	(1,612,112)	(864,745)

Weighted average common shares outstanding
Basic	75,237,972	71,081,066	75,237,972	73,734,675

Diluted	75,237,972	72,610,450	75,237,972	75,171,327

Basic (loss) earnings per share	$(0.02)	$0.02	(0.02)	(0.02)

Diluted (loss) earnings per share *	$(0.02)	$0.02	(0.02)	(0.02)

* For the purpose of calculating diluted earnings per share, the warrants issued was excluded due to anti-dilution for the three months ended June 30, 2011.
* The warrants for the six and three months ended June 30, 2012 were not dilutive.

CHINA PHARMACEUTICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,764,687)	$1,366,451
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision of bad debt allowance	429,074	(564,616)
Provision of inventory impairment	115,830
Stock based compensation expense-employee	-	4,856,400
Changes in deferred tax	574,949	-
Loss on assets disposed	-	1,662
Depreciation and amortization	638,805	789,335
(Increase) decrease in current assets:
Accounts receivable	(779,387)	4,575,994
Inventory	37,040	734,159
Deposits and other receivables	1,728	(2,224,989)
Trade deposit paid	-	(111,792)
Increase (decrease) in current liabilities:
Accounts payable	1,280,949	98,226
Accrued liabilities and other payables	(100,837)	(595)
Taxes payable	128,200	179,170
Income tax payable	159	-

Net cash provided by operating activities	561,823	9,699,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(348,797)	-

Net cash used in investing activities	(348,797)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholders	-	650,100

Net cash provided by financing activities	-	650,100

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(64,898)	215,593

NET INCREASE IN CASH & CASH EQUIVALENTS	148,128	10,565,098

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,947,343	4,729,149

CASH & CASH EQUIVALENTS, END OF PERIOD	$17,095,471	$15,294,247

Supplemental Cash flow data:
Income tax paid	$7,494	$882,536
Interest paid	$-	$-

CHINA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The consolidated interim financial information as of June 30, 2012 and for the six and three month periods ended June 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The standard credit period of the Company’s most of client is three months. Within the medical industry in China, the collection period is generally longer than for other industries. Management evaluates the collectability of the receivables at least quarterly. The estimated average collection period was 90 days as of June 30, 2012. The allowance for doubtful account as of June 30, 2012 and December 31, 2011 was $1,322,246 and $897,765, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Costs that are capitalized to inventory primarily include direct manufacturing overhead such as labor costs and packing materials. There was impairment of inventory of $115,510 for the six and three months ended June 30, 2012.As of June 30, 2012 and December 31, 2011, inventories consisted of the following:

	2012	2011

Raw materials	$83,287	$106,254
Finished goods	72,241	86,945
Impairment for inventory	(115,510)	-
	$40,019	$193,199

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

Building and improvements	20-42 years
Machinery	8-30 years
Fixture, furniture and equipment	5-15 years
Motor vehicles	5-7 years

Property, Plant & Equipment consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Building and improvements	$6,189,133	$6,212,708
Machinery	9,462,752	9,498,795
Fixture, furniture and equipment	150,814	151,389
Motor vehicles	149,987	150,558
	15,952,686	16,013,450
Less: Accumulated depreciation	(3,821,693)	(3,476,135)
	$12,130,993	$12,537,315

Depreciation expense for the six months ended June 30, 2012 and 2011 was approximately $359,359 and $520,837, respectively. Depreciation expense for the three months ended June 30, 2012 and 2011 was approximately $179,094 and $261,925, respectively. At December 3, 2011, the Company made a provision for impairment of property and equipment of $3.02 million as a result of one of the Company’s factory ceased production since January 2012 due to rebuilding the plant to GMP standards. The provision charged in the Consolidated Statements of Operation and Comprehensive Income in the amount of $2,957,175 as impairment loss provision and the balance as exchange loss.

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

Land use right	50 years
Proprietary technologies	20 years

As of June 30, 2012 and December 31, 2011, the components of intangible assets were as follows:

	2012	2011

Land use right	$1,368,457	$1,373,669
Proprietary technologies	9,345,347	9,380,943
	10,713,804	10,754,612
Less: Accumulated amortization	(2,502,250)	(2,232,046)
	$8,211,554	$8,522,566

Amortization expense for the six months ended June 30, 2012 and 2011 was $279,446 and $268,400, respectively. Amortization expense for the three months ended June 30, 2012 and 2011 was $139,724 and $135,042. The estimated future yearly amortization expenses related to intangible asset as of June 30, 2012 are as follows:

Year 1	$540,000
Year 2	540,000
Year 3	540,000
Year 4	540,000
Year 5	540,000
Thereafter	5,511,554
$8,211,554

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011, $3.02 million of the Company’s property and equipment was impaired as a result of ceased production of one factory due to rebuild the plant to GMP standards.

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

As of June 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Value Added Tax Payable (“VAT”)

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China. Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, included in the Codification as ASC 605, Revenue Recognition. Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue is reported net of VAT. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. There was no unearned revenue at June 30, 2012 and December 31, 2011.

The Company has one revenue source from manufacturing and selling the pharmaceutical products, and does not allow its customers to return products. The Company’s customers can exchange products only if they are damaged in transportation.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the six and three months ended June 30, 2012and 2011, the Company didn’t incur any significant advertising expense.

Shipping and Handling Costs

Shipping and handling costs consist primarily of transportation changes for delivery of goods to customers and are included in selling, general and administrative expense. The Company expenses all shipping cost when they are incurred. For the three months and six months ended June 30, 2012 and 2011, there were no shipping and handling cost for the company.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2012 and December 31, 2011, the Company had not taken any significant uncertain tax position on its tax return for 2011 and prior years or in computing its tax provision for 2012.

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

	June 30, 2012	December 31, 2011

Balance sheet items, except for the registered and paid-up capital and retained earnings as of June 30, 2012 and December 31, 2011.	US$1=RMB6.3249	US$1=RMB6.3009

	Six Months Ended June 30,
	2012	2011

Amounts included in the statements of operations, and statements of cash flow for the six months ended June 30, 2012 and 2011.	US$1=RMB6.3074	US$1=RMB6.5411

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

The following table presents a reconciliation of basic and diluted (loss) earnings per share for the six months ended June 30, 2012 and 2011:

	2012	2011
Net income (loss)	$(1,764,687)	$1,366,451
Weighted average shares outstanding - basic	75,237,972	71,081,066
Effect of dilutive securities:
Warrants issued	-	1,529,384
Weighted average shares outstanding – diluted	75,237,972	72,610,450
Earnings (loss) per share – basic	$(0.02)	$0.02
Earnings (loss) per share – diluted	$(0.02)	$0.02

The following table presents a reconciliation of basic and diluted (loss) earnings per share for the three months ended June 30, 2012 and 2011:

	2012	2011
Net income (loss)	$(1,363,375)	$(1,521,562)
Weighted average shares outstanding - basic	75,237,972	73,734,675
Effect of dilutive securities:
Warrants issued		1,436,652
Weighted average shares outstanding – diluted	75,237,972	75,171,327
Earnings (loss) per share – basic	$(0.02)	$(0.02)
Earnings (loss) per share – diluted	$(0.02)	$(0.02)

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

The Company also develops new products through arrangements and corporation with several research institutes to develop new pharmaceutical products. The Company only pays these institutes for their research expenses if the research goals are accomplished, including certification of the product and approval for production, and these achievements are then transferred to the Company and recorded as intangible assets. There was no Research and Development expense in the six and three months ended June 30, 2012 and 2011.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.
.
Note 3 – PREPAYMENTS FOR PATENTS

The Company signed two contracts with Xi’an Keli Pharmaceutical Co., Ltd (“Keli”), a local pharmaceutical company, to purchase two medicine formulation that were in the process of completion of their research and development and obtaining of patent from the relevant PRC Governmental Authority from them; the total contracted amount was approximately $4.7 million (RMB 30 million). As of June 2012, the Company had prepayment for patents of $3.96 million (RMB 25 million), and was committed to pay the remaining $0.74 million (RMB 5 million) upon the Company obtaining the registration certificate of the medicine. These two contracts will expire on May 3, 2013. On June 30, 2011, the Company entered into a supplemental agreement with Keli for changing the final completion date to March 31, 2014 as a result of implementing the new medicine manufacturing GMP standards issued in February 2011 by PRC Food and Drug Administration (“PRC FDA”) into the medicine formulation research and development process. Since 2011, PRC government has been strengthening the supervision of food and drug safety and upgrading large amount of medicine quality standards; accordingly, on April 23, 2012, the Company and Keli entered into a supplemental agreement for further extension of the final completion date to March 31, 2016 due to increased R&D work and testing cycle as a result of enhanced quality control standards and government regulation. Based on the agreement, if Keli cannot obtain the patents of new medicine formulation, from the relevant PRC governmental Authority as set out in the agreement before the agreement expiration date, Keli will refund the full amount of the prepayment to the Company within 30 days of the agreement expiration date.

Note 4 – CONSTRUCTION IN PROGRESS

On November 29, 2011, the Company entered into a contract for construction for the sum of $3.5 million (RMB 22,000,000) with Shanxi Zian Property Development Limited Company for the factory workshop improvement. The project was commenced from December 2011, and will finish in November 2012. Up to June 30, 2012, the Company paid $3.13 million (RMB19, 800,000) and is required to pay an additional $0.37 million (RMB2, 200,000).

Note 5 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Accrued salaries	$6,015	$7,715
Accrued welfare	28,521	28,630
Other payables	15,876	15,937
Accrued expenses	1,307,366	1,414,659
Other levies	4,678	1,003
Total	$1,362,456	$1,467,944

Accrued expenses consisted of accrued employees welfare, insurance, and utilities of the manufacturing plants; and accrual of an arbitration decision of $168,750 representing 1,125,000 shares at $0.15 per share to be awarded to ValueRich (see Note 14).

Note 6 – DUE TO A SHAREHOLDER

As of June 30, 2012 and December 31, 2011, the Company had a short-term loan of $650,100 from its shareholder for the Company’s working capital needs; this loan bears no interest and was payable upon demand.

Note 7 – COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 8 – COMMITMENTS

Purchasing Agreement

The Company signed two contracts with Xi’an Keli, a local pharmaceutical company to purchase two patents of medicine formulation from them; the total contracted amount was approximately $4.7 million (RMB 30 million). As of June 30, 2012, the Company paid $3.96 million (RMB 25,000,000) as prepayment for patents, and the remaining $0.74 million (RMB 5 million) was committed to pay upon the Company obtaining the registration certificate of the medicine. These two contracts will expire on May 3, 2013. On June 30, 2011, the Company entered into a supplemental agreement with Keli for changing the final completion date to March 31, 2014 as a result of implementing the new medicine manufacturing GMP standards issued in February 2011 by PRC Food and Drug Administration (“PRC FDA”) into the medicine formulation research and development process. Since 2011, PRC government has been strengthening the supervision of food and drug safety and upgrading large amount of medicine quality standards; accordingly, on April 23, 2012, the Company and Keli entered into a supplemental agreement for further extension of the final completion date to March 31, 2016 due to increased R&D work and testing cycle as a result of enhanced quality control standards and government regulation. Based on the agreement, if Keli cannot obtain the patents of new medicine formulation from the relevant PRC governmental Authority as set out in the agreement before the agreement expiration date, Keli will refund the full amount of the prepayment to the Company within 30 days of the agreement expiration date.

Employment Agreements

Through our wholly-owned subsidiary, China Qinba Pharmaceuticals, Inc., the Company has executed employment agreements with each of its executive officers, specifically, Guozhu Wang, Chief Executive Officer; Guiping Zhang, President and Teo Lei, Chief Financial Officer. Each employment agreement has a term of two years, and automatically renew for additional one-year periods unless the Company or the employee gives at least 90 days’.notice to the other of the termination of the agreement.

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

Construction in Process

On November 29, 2011, the Company entered into a contract for construction for the sum of $3.5 million (RMB 22,000,000) with Shanxi Zian Property Development Limited Company for the factory workshop improvement. The project was commenced from December 2011, and will finish in November 2012. Up to June 30, 2012, the Company paid $3.13 million (RMB19, 800,000) and is required to pay an additional $0.37 million (RMB2, 200,000).

Note 9 – DEFERRED TAX ASSET

Deferred tax asset represented bad debt allowance, and provision for inventory, property and intangible assets impairment booked by the Company, which were not allowed per tax purpose. As of June 30, 2012, and December 31, 2011, deferred tax asset consisted of the following:

	2012	2011
Deferred tax asset - current (bad debt allowance)	$198,337	$134,665
Deferred tax asset – current (inventory impairment)	17,326	-
Deferred tax asset - noncurrent (impairment of fixed assets)	452,967	454,692
Deferred tax asset – noncurrent (impairment of intangible assets)	119,422	119,877
Subtotal	788,052	709,234
Valuation allowance for deferred tax asset	(788,052)	(119,877)
Total	-	589,357

Note 10 – INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Pharmaceuticals, Inc., the parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. China Pharmaceuticals had no net operating loss carry forwards for income taxes at June 30, 2012, which may be available to reduce future years’ taxable income; NOL can be carried forward up to 20 years from the year the loss is incurred.

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

The Company’s VIE is a high-tech enterprise and under PRC Income Tax Laws, it is entitled to a two-year tax exemption for 2006 through 2007. Starting from 2008, the Enterprise Income Tax (EIT) was at a statutory rate of 15%. The Company recorded $7,652 and $1,069,107 income tax expense for the six months ended June 30, 2012 and 2011.The Company recorded $(6,591) and $604,903 for income tax (benefit) expense for the three months ended June 30, 2012 and 2011.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the six months ended June 30, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Effect of tax holiday	9.9%	(10.4)%
Others	-%	28.3%
Valuation allowance	64.4%	1.0%
Tax per financial statements	49.3%	43.9%

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended June 30, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Effect of tax holiday	9.9%	(9.9)%
Others	-%	(80.9)%
Valuation allowance	86.6%	(0.2)%
Tax per financial statements	71.5%	(66.0)%

The provision for income tax for the six months ended June 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$7,652	$1,069,107
Income tax expense - deferred	574,949	-
Total income tax expense	$582,601	$1,069,107

The provision for income tax for the three months ended June 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$158	$604,903
Income tax expense - deferred	568,200	-
Total income tax (benefit) expense	$568,358	$604,903

Note 11 – MAJOR CUSTOMERS AND CREDIT RISK

For the six months ended June 30, 2012, four customers accounted for 26%, 20%, 17% and 10% of the Company’s sales. For the six months ended June 30, 2011,no customer accounted for 10% or more of the Company’s sales. For the three months ended June 30, 2012, five customers accounted for 31%, 17%, 15%, 12% and 10% of the Company’s sales. For the three months ended June 30, 2011, no customer accounted for 10% or more of the Company’s sales. Total accounts receivable from these four customers were $4,169,674 at June 30, 2012.

Five vendors provided 15%, 12%, 12%, 11% and 10% of the Company’s purchases of raw materials for the six months ended June 30, 2012; three vendors provided 24%, 18% and 12% of the Company’s purchase of raw materials for the six months ended June 30, 2011. Four vendors provided 18%, 16%, 15% and 13% of the Company’s purchases of raw materials for the three months ended June 30, 2012; three vendors provided 25%, 21% and 15% of the Company’s purchases of raw material for the three months ended June 30, 2011. At June 30, 2012, total payable due to these five vendors was approximately $880,513.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2012 and December 31, 2011, the Company had allocated $3,274,593 and $3,274,593 to these non-distributable reserve funds.

Note 13 – STOCK-BASED COMPENSATION PLAN

On December 17, 2009, China Qinba entered into a Shell Referral agreement with Dragon Link Investments, Ltd (Dragon Link) for Dragon Link to identify and refer a public shell company to the Company to consummate a reverse merger in the US. As consideration for the services provided by Dragon Link (and in accordance with a warrant placement agreement dated February 12, 2010 between the Company and Dragon Link), China Qinba agreed to issue to Dragon Link warrants to acquire 2,000,000 shares of the Company’s common stock, with registration rights, and exercisable at a price of $0.50 per post-split share within three years after the control acquisition or merger by China Qinba with a public company identified by Dragon Link. The warrants will expire on February 11, 2013. The fair value of the warrants at issuing date was $701,058; accordingly, the Company recorded the stock compensation expense of $701,058. The warrants were fully exercised in May of 2010. The Company received $1 million proceeds from exercise of the warrants.

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

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	5,000,000	$0.50	2.11
Exercisable at January 1, 2011	5,000,000	0.50	2.11
Cancelled	-	-	-
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2011	5,000,000	0.50	1.11
Exercisable at December 31, 2011	5,000,000	0.50	1.11

Granted	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2012	5,000,000	$0.50	0.61
Exercisable at June 30, 2012	5,000,000	$0.50	0.61

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2012, and 2011, should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q (the “Report”).

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

On February 12, 2010, the Company completed its merger with China Qinba in accordance with a Merger Agreement (the “Merger Transaction”). Prior to the reverse merger, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization. Transaction costs incurred in the reverse acquisition have been charged to expense. The Company (the legal acquirer) is considered the accounting acquiree and China Qinba (the legal acquiree) is considered the accounting acquirer for accounting purposes. Pursuant to the Merger Agreement, the Company issued 56,000,000 shares of common stock to the shareholders China Qinba in exchange for 100% of the outstanding shares of China Qinba. Immediately after the Closing, the Company had a total of 64,083,354 shares of common stock outstanding, with all of the shareholders of China Qinba (and their assignees) owning approximately 87.39 % of the Company’s outstanding common stock, and the balance held by those who held the Company’s common stock prior to the Closing. Subsequent to the Merger Transaction, the financial statements of the combined entity will in substance be those of China Qinba. The assets, liabilities and historical operations prior to the Merger Transaction will be those of China Qinba. Subsequent to the date of the Merger Transaction, China Qinba is deemed to be a continuation of the business of the Company.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the three months ended June 30, 2012 and 2011 indicated in dollars and as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	2,331,287		8,031,801
Cost of Goods Sold	1,461,107	63%	3,231,591	40%
Gross Profit	870,180	37%	4,800,210	60%
Operating Expenses	1,685,793	72%	5,734,230	71%
(Loss) Income from Operations	(815,613)	(35)%	(934,020)	(11)%
Other Income (Expenses), net	20,596	1%	17,361	0.2%
Income Tax Expense (Benefit)	568,358	24%	604,903	8%
Net (Loss) Income	(1,363,375)	(58)%	(1,521,562)	(19)%

Sales

Our sales revenue for the three months ended June 30, 2012 was $2,331,287, representing a decrease of $5,700,514, or 71%, as compared to $8,031,801 for the same period in 2011. Our GMP certificate for freeze dried injection, low volume injection and high volume injection expired in January 2012. As a result, we had to suspend our production of these three types of injection. As these three types of injection accounted for over 51.2% of our sales, the suspension of production lead to a significant decrease in sales for the three months ended June 30, 2012.  In addition, in order to obtain new GMP certification for these products, we had to upgrade our machinery and equipment and provide training to our employees, which interrupted our production of other products. We expect our sales will gradually recover after we obtain new GMP certification and our production capacity is restored to normal level after the GMP certification.

Cost of Goods Sold

Cost of goods sold consists of costs of raw materials, salary, fuel and electricity, costs related to manufacturing workshop, and others. Cost of goods sold decreased to $1,461,107 for the three months ended June 30, 2012, representing a decrease of $1,770,484 or 55%,  as compared to $3,231,591 for the three months ended June 30, 2011. This decrease was primarily due to decrease in sales resulting from decrease in production volume. The cost of goods sold as a percentage to the sales was 63% for the three months ended June 30, 2012 as compared to 40% for the three months ended June 30, 2011. The increase in cost of goods sold as a percentage to the sales was attributable to increase in costs of raw materials and factory overhead, which resulted from the overall inflation in the PRC.

Gross Profit

Gross profit decreased $3,930,030, or 82% to $870,180 for the three months ended June 30, 2012 from $4,800,210 for the three months ended June 30, 2011. Our gross profit margin decreased from 60% for the three months ended June 30, 2011 to 37% for the three months ended June 30, 2012. The decrease in gross margin was a result of increase in cost of goods sold as a percentage to sales.

Operating Expenses

Operating expenses consists of selling, general and administrative expenses. Operating expenses were $1,685,793 for the three months ended June 30, 2012, a decrease of $4,048,437 or 71% as compared to $5,734,230 for the three months ended June 30, 2011. This decrease was primarily due to (1) the net effect of approximately $4.85 million noncash stock compensation expense for the three months ended June 30, 2011 as compared to $0 stock compensation expense in the same period of 2012, and (2) change in bad debt allowance from a bad debt recovery of approximately $0.28 million for the three months ended June 30, 2011 to a bad debt allowance reserve of approximately $0.47 million for the three months ended June 30, 2012.

Other Income, Net

Other income was $20,596 for the three months ended June 30, 2012, as compared to other income of $17,361 for the same period in 2011, an increase of $3,235 or 19%. The increase in other income was primarily due to an increase in interest income of $3,278 from $17,617 for the three months ended June 30, 2011 to $20,895 for the three months ended June 30, 2012 resulting from increase in bank deposits.

Net (Loss) Income

Net loss was $1,363,375 for the three months ended June 30, 2012, a decrease of 158,187, or 10%, as compared to a net loss of $1,521,562 for the three months ended June 30, 2011. The decrease is mainly due to stock compensation expenses of approximately $4.85 million incurred in the second quarter of 2011, and increase in deferred income tax expense for the three months ended June 30, 2012. Our net loss as a percentage of sale increased from (19)% for the three months ended June 30, 2011 to (58) % for the three months ended June 30, 2012. This is primarily due to decrease in sales resulting from decrease in production volume as a result of expiration of GMP certificates and preparation for new GMP certification, and increase in labor costs due to salary increase and deferred income tax expense.

Comparison of the Six Months Ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the six months ended June 30, 2012 and 2011 indicated in dollars and as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	3,911,516		15,719,018
Cost of Goods Sold	2,273,976	58%	6,599,121	42%
Gross Profit	1,637,540	42%	9,119,897	58%
Operating Expenses	2,861,051	73%	6,709,595	43%
(Loss) Income from Operations	(1,223,511)	(31)%	2,410,302	15%
Other Income (Expenses), net	41,425	1%	25,256	0.2%
Income Tax Expense (Benefit)	582,601	15%	1,069,107	7%
Net (Loss) Income	(1,764,687)	(45)%	1,366,451	9%

Sales

Our sales revenue for the six months ended June 30, 2012 was $3,911,516, representing a decrease of $11,807,502 or 75% as compared to $15,719,018 for the same period in 2011. Our GMP certificate for freeze dried injection, low volume injection and high volume injection expired in January 2012. As a result, we had to suspend our production of these three types of injection. As these three types of injection accounted for over 49.7% of our sales, the suspension of production lead to a significant decrease in sales for the six months ended June 30, 2012.  In addition, in order to obtain new GMP certification for these products, we had to upgrade our machinery and equipment and provide training to our employees, which interrupted our production of other products. We expect our sales will gradually recover after we obtain new GMP certification and our production capacity is restored to normal level after the GMP certification.

Cost of Goods Sold

Cost of goods sold consists of costs of raw materials, salary, fuel and electricity, costs related to manufacturing workshop, and others. Cost of goods sold decreased to $2,273,976 for the six months ended June 30, 2012 from $6,599,121 for the six months ended June 30, 2011, representing a decrease of $4,325,145, or 66%. This decrease was primarily due to decrease in sales resulting from decrease in production volume. The cost of goods sold as a percentage to the sales was 58% for the six months ended June 30, 2012 as compared to 42% for the six months ended June 30, 2011. The increase in cost of goods sold as a percentage to the sales was attributable to increase in costs of raw materials and factory overhead, which resulted from the overall inflation in the PRC.

Gross Profit

Gross profit decreased by $7,482,357, or 82%, to $1,637,540 for the six months ended June 30, 2012 as compared to $9,119,897 for the six months ended June 30, 2011. Our gross profit margin decreased from 58% for the six months ended June 30, 2011 to 42% for the six months ended June 30, 2012. The decrease in gross profit margin was due to decrease in sales resulting from decrease in production volume as a result of expiration of GMP certificates and preparation for new GMP certification, and increase in labor cost as a result of salary increase.

Operating Expenses

Operating expenses consists of selling, general and administrative expenses. Operating expenses were $2,861,051 for the six months ended June 30, 2012, a decrease of $3,848,544, or 57%, as compared to $6,709,595 for the six months ended June 30, 2011. This decrease was primarily due to the net effect of approximately $4.85 million noncash stock compensation expense for the six months ended June 30, 2011 as compared to $0 stock compensation expense in the same period of 2012, and the change in bad debt allowance from a bad debt recovery of approximately $0.56 million for the six months ended June 30, 2011 to a bad debt allowance reserve of approximately $0.42 million for the six months ended June 30, 2012.

Other Income

Other income was $41,425 for the six months ended June 30, 2012, as compared to other income of $25,256 for the same period in 2011, an increase of $16,169 or 64%. The increase in other income was primarily due to an increase in interest income from $27,505 for the six months ended June 30, 2011 to $41,780 for the six months ended June 30, 2012 resulting from increase in bank deposits.

Net (Loss) Income

Net loss was $1,764,687 for the six months ended June 30, 2012, a decrease of $3,131,138, or 229%, from net income of $1,366,451 for the six months ended June 30, 2011. Our net profit as a percentage of sales decreased from 9% for the six months ended June 30, 2011 to net (loss) as a percentage of sale of (45)% for the six months ended June 30, 2012. This is primarily due to decrease in sales resulting from decrease in production volume as a result of expiration of GMP certificates and preparation for new GMP certification, and increase in labor costs due to salary increase and deferred income tax expense.

Liquidity and Capital Resources

Overview

We had net working capital of $19,386,014 at June 30, 2012, a decrease of $1,116,570, or 5%, from $20,502,584 at December 31, 2011. The ratio of current assets to current liabilities was 6.31:1 at June 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$561,823	$9,699,405
Investing Activities	(348,797)	-
Financing Activities	-	650,100

Net cash provided by operating activities

Net cash provided by operating activities was $561,823 for the six months ended June 30, 2012, a decrease of $9,137,582, or 94% from $9,699,405 for the six months ended June 30, 2011. The decrease in cash inflow was primarily attributable to increase in accounts receivable outstanding and payment of other payables and accrued liability, and a significant decrease in net income for the six months ended June 30, 2012.

Net cash used in investing activities

Net cash used in investing activities was $348,797 for the six months ended June 30, 2012 as compared to $0 cash used in investing activities for the six months ended June 30, 2011. The cash outflow was due to a construction in progress of $348,797. On November 29, 2011, we entered into a construction agreement with Shanxi Zi’an Property Development Limited Company for the factory workshop improvement for approximately $3.5 million (RMB22, 000,000). The project was commenced in December 2011, and will be completed in November 2012. We have paid approximately $3.13 million (RMB 19,800,000) and are obligated to pay the remainder of approximately $0.37 million (RMB 2,200,000) upon completion of the construction.

Net cash provided by financing activities

There were no financing activities for the six months ended June 30, 2012. Net cash provided by financing activities was $650,100 for the six months ended June 30, 2011 due to a short-term advance from a shareholder.

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

We signed two contracts with Xi’an Keli Pharmaceutical Co., Ltd. (“Keli”), a local pharmaceutical company in Xi’an to purchase two medicine formulations. Keli is in the process of completion of their research and development and obtaining of patent from the relevant PRC Government Authority for the two medicine formulations. The total contracted amount was approximately $4.7 million (RMB 30 million). As of June 2012, we have prepaid approximately $3.96 million (RMB 25 million) for patents, and are committed to pay the remaining $0.74 million (RMB 5 million) upon obtaining the registration certificate of the medicine. In the event that the registration certificate and related medicine production permit cannot be obtained, Keli is obligated to return the prepayment of $3.96 million. These two contracts will expire on May 3, 2013. On June 30, 2011, the Company entered into a supplemental agreement with Keli changing the final completion date to March 31, 2014 as a result of the implementation of the new medicine manufacturing GMP standards on the medicine formulation research and development process issued in February 2011 by PRC Food and Drug Administration. Since 2011, PRC government has been strengthening the supervision of food and drug safety and upgrading large amount of medicine quality standards. Accordingly, on April 23, 2012, the Company and Keli entered into a supplemental agreement to further extend the final completion date to March 30, 2016 due to increased research and development work and testing cycle as a result of enhanced quality control standards and government regulation. Based on the supplemental agreement, if Keli cannot obtain the patents of new medicine formulations from the relevant PRC Governmental Authority as set out in the agreement before the agreement expiration date, which is March 30, 2016, Keli will refund the full amount of the prepayment to the Company within 30 days after the agreement expiration date.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Guozhu Wang, the Company’s Chief Executive Officer (“CEO”), and Tao Lei, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting. Specifically, the material weakness is related to the lack of accounting personnel with U.S. GAAP proficiency.  The Company’s internal accounting department has primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates. As a result, the Company’s current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.

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

Changes in internal control over financial reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal control over financial reporting occurred during the quarter ended June 30, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II   OTHER INFORMATION

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

2.2	Share Exchange Agreement between Allstar Restaurants and Terry Bowering dated February 12, 2010 (1)
3.1	Charter and Articles of Incorporation of Allstar Restaurants. (1)
3.2	Amended Articles of Incorporation of Allstar Restaurants (1)
3.3	Amended Articles of Incorporation of Allstar Restaurants (Name Change) (1)
3. 4	Articles of Merger of Allstar Restaurants and China Pharmaceuticals, Inc. (5)
3. 5	Certificate of Change to the Articles of Incorporation of China Pharmaceuticals, Inc. (3)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State. (7)
4.1	China Pharmaceuticals, Inc. 2011 Incentive Stock Plan (8)
10.1	Medical Materials Contract – Xi’an Tianyi Biotechnology Co. Ltd, (1)
10.2	Medicine Packaging Material Contract – Shaanxi Daxin Plastics Co. Ltd. (1)
10.3	Medicine Materials Contract – Shaanxi Qiangli Technology Co. Ltd. (1)

10.4	Employment Agreement with Tao Lei, Chief Financial Officer (1)
10.5	Employment Agreement with Gouzhu Wang, Chief Executive Officer (1)
10.6	Employment Agreement with Guiping Zhang, President (1)
10.7	Warrant Placement Agreement – IFG Investments Services, Inc. (1)
10.8	Warrant Placement Agreement – HACG Investor Relations Services Inc. (1)
10.9	Warrant Placement Agreement – Dragon Link Investments Ltd. (1)
10.10	Consulting Agreement IFG Investment Services, Inc. January 5, 2010 (1)
10.11	Investor Relations Agreement HACG Investor Relations Services Inc. January 27, 2010 (1)
10.12	Referral Agreement Dragon Link Investments Ltd. December 17, 2009 (1)
10.13	Agreement on Entrustment for Operation and Management (1)
10.14	Agreement on Share Pledge (1)
10.15	Exclusive Option Agreement (1)
10.16	Current Fund Loan Agreement, dated January 20, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(2)
10.17	Current Fund Loan Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(2)
10.18
Mortgage & Guarantee & Borrowing Contract, dated April 28, 2007, and extension agreement dated April 6, 2009, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd. (2)

10.19	Mortgage & Guarantee & Borrowing Contract, dated July 9, 2008, by and between Rural Cooperative Bank of Xixiang, Shaanxi, and Xi’an Qinba Pharmaceuticals Co., Ltd.(2)
10.20	Factoring Agreement, dated April 28, 2009, by and between Industrial and Commercial Bank of China, Hanzhong Sub-branch, and Xi’an Qinba Pharmaceuticals Co., Ltd.(2)
10.21	Shareholder Voting Proxy Agreement (4)
10.22	The Consulting Agreement between ValueRich Inc. and Xi’an Qin Ba Pharmacy Co Ltd. (6)
10.23	The Letter Agreement, dated January 19, 2010, by and between the Company and Michael Segal.(4)
10.24	Standard Master Supplier Contract (9)
10.25	Factory Workshop and Electrical Renovation Project Contract, dated November 29, 2011, between Xi’an Qinba Pharmaceuticals, Inc. and Shaanxi Zi’an Property Development Limited Company (9)
10.26
Technical Service Contract of Chongloukegandiwan, dated December 2, 2010, between Xi’an Qinba Pharmaceuticals, Inc. and Xi’an Keli Pharmaceutical Co., Ltd., as amended by Supplemental Agreements dated December 3, 2010 and June 30, 2011. (9)

10.27
Technical Service Contract of Tangningziyabitusipian, dated November 30, 2010, between Xi’an Qinba Pharmaceuticals, Inc. and Xi’an Keli Pharmaceutical Co., Ltd., as amended by Supplemental Agreements dated December 3, 2010 and June 30, 2011. (9)

10.28
Supplemental Agreement of Technical Service Contract of Chongloukegandiwan and Tangningziyabitusipian, dated April 23, 2012, by and between Xi'an Qinba Pharmaceuticals Co., Ltd. and Xi'an Keli Pharmaceutical Co., Ltd. (9)

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

(1)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on February 19, 2010.
(2)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on April 15, 2010
(3)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on September 17, 2010.
(4)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K for the fiscal year ended December, 31, 2010, filed with the SEC on April 15, 2011.
(5)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed with the SEC on April 1, 2010.
(6)
The Consulting Agreement between ValueRich Inc. and Xi’an Qin Ba Pharmacy Co Ltd. was initially filed with the SEC as Exhibit 10.18 to Amendment No. 1 to Form S-1 of China Qinba Pharmaceuticals, Inc. on June 18, 2009, but a complete copy of the agreement was filed with our Annual Report on Form 10-K/A on September 1, 2011 and is incorporated herein by reference.

(7)	Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2011.
(8)	Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed with the SEC on May 10, 2011.
(9)	Incorporated herein by reference to exhibits to our Annual Report on Form 10-K filed with the SEC on May 7, 2012.

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

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company is relying upon the applicable 30-day grace period for the initial filing of its Interactive Data File required to contain detail-tagged footnotes or schedules. The Company intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q with the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PHARMACEUTICALS, INC.

Date: August 20, 2012	By:	/s/ Guozhu Wang
Name: Guozhu Wang
Title: Chief Executive Officer

Date: August 20, 2012	By:	/s/ Tao Lei
Name: Tao Lei
Title: Chief Financial Officer